Form 10-Q
period 2022-03-31
ClimateRock
filed 2022-06-10
CIK 1903392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 001-41363

CLIMATEROCK
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Sloane Avenue London, SW3 3DD, United Kingdom
(Address of Principal Executive Offices, including zip code)

+44 203 954 0590
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, one-half of one Redeemable Warrant and one Right	CLCRU	The Nasdaq Stock Market LLC
Class A Ordinary Share, par value $0.0001 per share	CLCR	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	CLRCW	The Nasdaq Stock Market LLC
Rights, each entitling the holder to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial business combination	CLRCR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of June 10, 2022, there were 7,993,125 Class A ordinary shares, par value $0.0001, and 1,968,750 Class B ordinary shares, $0.0001 par value, issued and outstanding.

CLIMATEROCK
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CLIMATEROCK
BALANCE SHEET

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash	$4,950	$—
Deferred offering costs associated with initial public offering	232,561	83,343
Total Assets	$237,511	$83,343

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accrued liabilities	$26,231	$—
Loan payable to related party	192,210	63,073
Total Liabilities	218,441	63,073

Shareholder’s Equity
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,156,250 issued and outstanding(1)	216	216
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	24,784	24,784
Accumulated deficit	(5,930)	(4,730)
Total Shareholder’s Equity	19,070	20,270
Total Liabilities and Shareholder’s Equity	$237,511	$83,343

(1)	Includes an aggregate of up to 281,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. See Note 6.

The accompanying notes are an integral part of the financial statements.

CLIMATEROCK
STATEMENT OF OPERATIONS (UNAUDITED)

For the three months ended March 31, 2022
Expenses
Formation and operating costs	$1,200
Net loss	$(1,200)

Weighted average shares outstanding, basic and diluted(1)	1,875,000

Basic and diluted net loss per share	$(0.00)

(1)	Excludes an aggregate of up to 281,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. See Note 6.

The accompanying notes are an integral part of the financial statements.

CLIMATEROCK
STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	CLASS A		CLASS B						TOTAL
	ORDINARY SHARES		ORDINARY SHARES		PREFERENCE SHARES		ADDITIONAL PAID-IN	ACCUMULATED	SHAREHOLDER’S
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balances – December 31, 2021	—	$—	2,156,250	$216	—	$—	$24,784	$(4,730)	$20,270
Issuance of shares to Sponsor	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(1,200)	$(1,200)
Balances – March 31, 2022(1)	—	$—	2,156,250	$216	—	$—	$24,784	$(5,930)	$19,070

(1)	Includes an aggregate of up to 281,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. See Note 6.

The accompanying notes are an integral part of the financial statements.

CLIMATEROCK
STATEMENT OF CASH FLOWS (UNAUDITED)

For the three months ended March 31, 2022
Cash flows from operating activities
Net loss	$(1,200)
Changes in current assets and liabilities:
Accrued liabilities	1,000
Net cash used in operating activities	(200)

Cash flows from financing activities
Proceeds from related party loan	5,150
Net cash provided by financing activities	5,150

Net increase in cash	4,950
Cash – beginning of the period	—
Cash – end of the period	$4,950

Supplemental disclosure of noncash activities
Deferred offering costs included in accrued liabilities	$25,231
Deferred offering costs included in related party payables	$123,987

The accompanying notes are an integral part of the financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

ClimateRock (the “Company”) is a Cayman Islands exempted company incorporated as a blank check company on December 6, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company focuses on opportunities in climate change, environment, renewable energy and emerging, clean technologies.

At March 31, 2022, the Company had not yet commenced operations. All activity for the period from December 6, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on April 27, 2022. On May 2, 2022, the Company consummated its Initial Public Offering of 7,875,000 units (“Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, including 375,000 Units that were issued pursuant to the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $78,750,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 3,762,500 warrants (“Private Placement Warrants”) at a price of $1.00 per warrant to the Company’s sponsor, U.N. SDG Support LLC, a Delaware limited liability company (“Sponsor”), generating gross proceeds of $3,762,500 (see Note 4).

Offering costs amounted to $5,093,930, consisting of $1,181,250 of underwriting fees, $2,362,500 of deferred underwriting commissions payable (which are held in the Trust Account as defined below), $946,169 of representative shares (see Note 6), and $604,011 of other offering costs. As described in Note 6, the $2,362,500 of deferred underwriting commissions payable is contingent upon the consummation of a Business Combination, subject to the terms of the underwriting agreement.

Upon the closing of the Initial Public Offering and Private Placement, $79,931,250 of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

At May 2, 2022, the Company had $1,103,850 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

The Company will provide holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially approximately $10.15 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6).

The Company will have until 12 months from the closing of this offering to consummate an initial business combination. However, if the Company anticipates that it may not be able to consummate the initial business combination within 12 months, it may extend the period of time to consummate a business combination by two additional 3-month periods (for a total of up to 18 months) without submitting proposed extensions to its shareholders for approval or offering its public shareholders redemption rights in connection therewith. The Company’s sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $787,500 ($0.10 per share) on or prior to the date of the applicable deadline for each additional three month period. Any such payments would be made in the form of a loan, non-interest bearing and payable upon the consummation of the initial business combination.

Going Concern and Management’s Plan

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which was considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the issuance date of these financial statements and therefore substantial doubt has been alleviated.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

The accompanying unaudited financial statements as of March 31, 2022, and for the period from January 1, 2022 through March 31, 2022 have been prepared in accordance with U.S. GAAP for interim financial information and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from January 1, 2022 through March 31, 2022 are not necessarily indicative of the results that may be expected for the period ending December 31, 2022, or any future period.

Cash and cash equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company had a cash balance of $4,950 and $0 in its working capital account, respectively, and no cash equivalents.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, the actual results could differ significantly from those estimates.

Deferred offering costs

Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and that will be charged to shareholder’s equity upon the completion of the Initial Public Offering.

Warrants

The Company evaluates the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification.

Income taxes

The Company complies with the accounting and reporting requirements of Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 281,250 shares that are subject to forfeiture by the Company if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6). At March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent accounting pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

Risks and uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On May 2, 2022, the Company consummated its Initial Public Offering of 7,875,000 Units, including 375,000 Units that were issued pursuant to the underwriters’ partial exercise of their over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $78,750,000.

Each unit consists of one Class A ordinary share, one-half of one redeemable warrant and one right. Each whole warrant entitles the holder thereof to purchase one ordinary share for $11.50 per share, subject to certain adjustment. Each right entitles the holder to receive one-tenth of one ordinary share upon consummation of the Company’s initial business combination (see Note 7).

NOTE 4. PRIVATE PLACEMENT

On May 2, 2022, the Company sold 3,762,500 Private Placement Warrants, including 112,500 Private Placement Warrants that were issued pursuant to the underwriters’ partial exercise of the over-allotment option, at $1.00 per warrant, generating gross proceeds of $3,762,500 in the Private Placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at $11.50 per share. A portion of the net proceeds from the Private Placement was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder shares

On December 30, 2021, the Company issued 2,156,250 of its Class B ordinary shares to the Sponsor (the “Founder Shares”) for $25,000 at a par value of $0.0001, which includes an aggregate of up to 281,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6). The Sponsor has paid $25,000 in exchange for the shares through a related party before December 31, 2021.

Since the underwriters partially exercised the over-allotment option in respect of 375,000 Units and, as agreed with the Company, the underwriters waived their right to further exercise the option (see Note 6), a total of 93,750 of the Founder Shares were no longer subject to forfeiture on May 2, 2022, and 187,500 of the Founder Shares were forfeited, resulting in an aggregate of 1,968,750 Founder Shares issued and outstanding.

Promissory note

The shareholder of the Sponsor has agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering (the “Note”). The Note is non-interest bearing, unsecured and due on the earlier of September 30, 2022 or the closing of the Initial Public Offering. The Company intends to repay the Note from the Company’s working capital account. As of March 31, 2022 and December 31, 2021, the Company has not borrowed any funds under the Note. The Note expired on May 2, 2022 and will not be extended or renewed.

Loan with related party

The Company has agreed to borrow up to $500,000 from Eternal B.V., an affiliate of the Company through common ownership, to be used for the payment of costs related to the Initial Public Offering (the “Loan”). Pursuant to the loan agreement and its subsequent amendments, the Loan is non-interest bearing, unsecured and was due on the earlier of March 31, 2024 or the closing of the Initial Public Offering. The Company intends to repay the Loan from the Company’s working capital account.

During the period ended December 31, 2021, Eternal B.V. paid $25,000 to the Company on behalf of the Sponsor for the purchase of Founder Shares, the amount deemed simultaneously as a repayment of the Loan from the Company. As of March 31, 2022 and December 31, 2021, the outstanding balance of loan payable to the affiliate was $192,210 and $63,073, respectively, and no interest was accrued. The Loan expired on May 2, 2022 and was fully repaid to the affiliate on June 2, 2022.

Administrative service fee

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor on May 2, 2022 whereby the Sponsor will perform certain services for the Company for a monthly fee of $10,000.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration rights

The holders of the Founder Shares and warrants will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting agreement

On October 21, 2021, the Company engaged Maxim Group LLC (“Maxim”) as its underwriter. The Company granted the underwriters a 45-day option until June 11, 2022 to purchase up to 1,125,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On May 2, 2022, the underwriters partially exercised this option in respect of 375,000 Units and, as agreed with the Company, the underwriters waived their right to further exercise the option on May 5, 2022.

The underwriters were entitled to an underwriting discount of $0.45 per unit, or $3,543,750 in the aggregate, of which $0.15 per unit, or $1,181,250 is payable upon the closing of the Initial Public Offering. Of the $0.45 discount, the underwriters were entitled to a deferred underwriting commission of  $0.30 per unit, or $2,362,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

In addition to the underwriting discount, the Company has agreed to pay or reimburse the underwriters for travel, lodging and other “road show” expenses, expenses of the underwriters’ legal counsel and certain diligence and other fees, including the preparation, binding and delivery of bound volumes in form and style reasonably satisfactory to the representative, transaction Lucite cubes or similar commemorative items in a style as reasonably requested by the representative, and reimbursement for background checks on the Company’s directors, director nominees and executive officers, which such fees and expenses are capped at an aggregate of $125,000 (less amounts previously paid). The $125,000 was paid out of the proceeds of the Initial Public Offering on May 2, 2022.

Representative shares

The Company has issued to Maxim and/or its designees, 118,125 shares of Class A ordinary shares upon the consummation of the Initial Public Offering (the “Representative Shares”). The Company accounted for the Representative Shares as an offering cost associated with the Initial Public Offering, with a corresponding credit to shareholder’s equity. The Company estimated the fair value of Representative Shares to be $946,169. Maxim has agreed not to transfer, assign, or sell any such shares until the completion of the Business Combination. In addition, Maxim has agreed: (i) to waive its redemption rights with respect to such shares in connection with the completion of the Business Combination; and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its Business Combination within 12 months (or 18 months, as applicable) from the closing of the Initial Public Offering.

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement of which this prospectus forms a part pursuant to Rule 5110(e)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following April 27, 2022, nor may they be sold, transferred, assigned, pledged, or hypothecated for a period of 180 days immediately following April 27, 2022 except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.

Subject to certain conditions, the Company granted Maxim, for a period beginning on May 2, 2022 and ending 12 months after the date of the consummation of the Business Combination, a right of first refusal to act as book-running managing underwriter or placement agent for any and all future public and private equity, equity-linked, convertible and debt offerings for the Company or any of its successors or subsidiaries. In accordance with FINRA Rule 5110(g)(6), such right of first refusal shall not have a duration of more than three years from April 27, 2022.

Professional fees

The Company has engaged Ellenoff Grossman & Schole LLP (“EGS”) to provide certain legal services relating to the Initial Public Offering. The Company has paid $75,000 to EGS for these legal services as of March 31, 2022. An additional $175,000 was paid upon consummation of the Initial Public Offering.

NOTE 7. SHAREHOLDER’S EQUITY

Class A Ordinary Shares  — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of  $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were no Class A shares issued or outstanding.

Class B Ordinary Shares  — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of  $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 2,156,250 Class B ordinary shares outstanding (including an aggregate of up to 281,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. See Note 6).

Preference Shares  — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no preferred shares outstanding.

Warrants —  The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering (together, the “Warrants”), except that the Private Placement Warrants will be subject to certain restrictions on transfer and entitled to registration rights.

The Warrants may only be exercised for a whole number of shares. The Private Placement Warrants (including ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable, or salable until 30 days after the completion of our initial business combination. Following such period, the Private Placement Warrants (including the ordinary shares issuable upon exercise of the Private Placement Warrants) will be transferable, assignable, or salable, except that the Private Placement Warrants will not trade. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade.

The Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the ordinary shares issuable upon exercise of the warrants is not effective by the ninetieth (90th) day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company may call the Warrants for redemption, once they become exercisable :

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last reported last sale price of the ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Warrants for redemption, management will have the option to require all holders that wish to exercise the Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share capitalization, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants shares. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

If: (i) the Company issues additional ordinary shares or securities convertible into or exercisable or exchangeable for shares of ordinary shares for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary shares, with such issue price or effective issue price to be determined in good faith by the Board (and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by such holder or affiliates, as applicable, prior to such issuance) (the “New Issuance Price”); (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation thereof (net of redemptions); and (iii) the volume weighted average trading price of the ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the Warrant Price shall be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the New Issuance Price and the Redemption Trigger Price ($18.00) shall be adjusted to equal to 180% of the greater of the Market Value and the Newly Issued Price.

The Company accounts for the Public Warrants and the Private Placement Warrants as equity instruments, so long as the Company continues to meet the accounting requirements for equity instruments.

Rights — Each holder of a right included in the unit (the “Right”) will automatically receive one-tenth (1/10) of one share of ordinary shares upon consummation of a Business Combination, except in cases where we are not the surviving company in a business combination, and even if the holder of such Right redeemed all shares of ordinary shares held by it in connection with a Business Combination. No additional consideration will be required to be paid by a holder of a Right in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Rights to receive the same per share consideration the holders of shares of ordinary shares will receive in the transaction on an as-exchanged for ordinary shares basis, and each holder of a Right will be required to affirmatively exchange its Rights in order to receive the 1/10 share underlying each Right (without paying any additional consideration) upon consummation of a Business Combination. More specifically, the Rights holder will be required to indicate its election to exchange the Right for the underlying shares within a fixed period of time after which period the Rights will expire worthless.

Pursuant to the Rights agreement, a Rights holder may exchange Rights only for a whole number of shares of ordinary shares. This means that the Company will not issue fractional shares in connection with an exchange of Rights and Rights may be exchanged only in multiples of 10 Rights (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like). Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law.

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any such funds with respect to their Rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Rights, and the Rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the Rights. Accordingly, the Rights may expire worthless.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date, up to June 10, 2022, the date that the financial statements were issued. Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

The registration statement for the Company’s Initial Public Offering was declared effective on April 27, 2022. On May 2, 2022, the Company consummated its Initial Public Offering of 7,875,000 Units at $10.00 per Unit, including 375,000 Units that were issued pursuant to the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $78,750,000 (see Note 1 and Note 3).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement of 3,762,500 Private Placement Warrants at a price of $1.00 per warrant to the Sponsor, generating gross proceeds of $3,762,500 (see Note 4).

Offering costs amounted to $5,093,930 consisting of $1,181,250 of underwriting fees, $2,362,500 of deferred underwriting commissions payable, $946,169 of representative shares (see Note 6), and $604,011 of other offering costs.

At May 2, 2022, the total outstanding balance of the loan payable to Eternal B.V., an affiliate of the Company through common ownership, was $217,641. The loan was fully repaid to the affiliate in June 2022 (see Note 5).

On May 5, 2022, the underwriters waived their right to further exercise the over-allotment option on the Company’s remaining Units. Accordingly, 187,500 of the Founder Shares were forfeited (see Note 5).

On June 2, 2022, the Public Shares, Warrants and Rights commenced trading separately on the Nasdaq Global Market under the symbols “CLRC,” “CLRCW” and “CLRCR,” respectively. No fractional Warrants or Rights will be issued upon separation of the Units and only whole Warrants or Rights can trade. The Units not separated will continue to trade on the Nasdaq Global Market under the symbol “CLRCU.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to ClimateRock. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to U.N. SDG Support LLC The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our prospectus filed in connection with our Offering (as defined below), under Cautionary Note Regarding Forward-Looking Statements and Risk Factors. The Company’s securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s (“SEC”) website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

The Company is a Cayman Islands exempted company incorporated as a blank check company on December 6, 2021. The Company was formed for the purpose of a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on opportunities in environmental protection, renewable energy, fighting climate change, and any other related industries. ClimateRock will target companies with established operating models that have strong management teams, realigned capital structures, positive cash flows prospects, and a clear and well-defined pathway for growing profitably over the long-term. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2022, the Company had not yet commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the initial public offering (“Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

Recent Developments

The registration statement for the Company’s Offering was declared effective on April 27, 2022. On May 2, 2022, the Company consummated its Offering of 7,875,000 units (“Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, including 375,000 Units that were issued pursuant to the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $78,750,000.

The Company commenced operations after obtaining adequate financial resources through i) the Offering of 7,875,000 Units at $10.00 per Unit (which includes 375,000 units in connection with the underwriter’s partial exercise of the over-allotment option) and ii) the sale of 3,762,500 warrants with an exercise price of $11.50 per warrant (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Company’s Sponsor (the “Private Placement”).

The Units were listed on the Nasdaq Global Market (“Nasdaq”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940 as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Offering, $10.15 per Unit sold in the Offering was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Sponsor, officers, directors and advisors (the “Initial Shareholders”) have agreed (a) to vote their Founder Shares (as defined below) and any Public Shares purchased during or after the Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s amended and restated memorandum and articles of association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the amended and restated certificate of incorporation relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares and the Private Placement Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Initial Shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Offering if the Company fails to complete its Business Combination.

Results of Operations

Our entire activity since inception up to March 31, 2022 is related to our formation, the Offering, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We will generate nonoperating income in the form of interest income from the proceeds derived from the Offering. Following the closing of our Offering on May 2, 2022, we expect to incur increased expenses as a result of becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, the Company reported a net loss of $1,200, which consists solely of general and administrative expenses.

Liquidity and Capital Reserves

As of March 31, 2022, the Company held a cash balance of $4,950. Prior to the Offering, our liquidity needs were satisfied through the $25,000 proceeds received from the Sponsor for the purchase of the Founder Shares (as defined below), as well as the $300,000 loan from the shareholder of the Sponsor and the $500,000 loan from an affiliate, Eternal B.V.

On May 2, 2022, we consummated our Offering of 7,875,000 Units, including 375,000 Units that were issued pursuant to the underwriters’ partial exercise of their over-allotment option. Simultaneously, the Company sold 3,762,500 Private Placement Warrants, including 112,500 Private Placement Warrants that were issued pursuant to the underwriters’ partial exercise of the over-allotment option. From the proceeds of the Offering and Private Placement Warrants, the Company retained approximately $1,100,000 for working capital needs after transfer of proceeds to the Trust Account and payment of expenses related to the Offering and directors and officers insurance.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of March 31, 2022, there were no Working Capital Loans under this arrangement.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022.

Contractual Obligations

Registration Rights

Pursuant to a registration rights agreement entered into on April 27, 2022, the holders of the Founder Shares (as defined below) and the Private Placement Warrants (and their underlying securities) are entitled to registration rights. The Company will bear the expenses incurred in connection with the filing of any registration statements pursuant to such registration rights.

Underwriting Agreement

Pursuant to the underwriting agreement, the underwriters received a cash underwriting discount of $1,181,250 following the consummation of the Offering. The underwriters are also entitled to a deferred commission of $2,362,500, which will be payable solely in the event that the Company completes a Business Combination. In addition, the underwriters also received 118,125 Units in the Offering, with such Units restricted from sale until the closing of the Business Combination and with no redemption rights from the Trust Account.

Additionally, the Company granted the underwriters for a period beginning on the closing of the Offering and ending on the earlier of the 12 month anniversary of the closing of a Business Combination or April 27, 2025, a right of first refusal to act as (i) exclusive financial advisor in connection with all of the Company’s proposed business combinations for a fee of up to 6.0% of the proceeds of the Offering (subject to the Company’s right to allocate up to 50% of such fee to another financial institution or extinguish such amount in Company’s sole discretion), and (ii) sole investment banker, sole book-runner and/or sole placement agent, at underwriters’ sole discretion, for each and every future public and private equity and debt offering, including all equity linked financings, during such period for the Company or any successor to it or any of its subsidiaries, on terms agreed to by both the Company and underwriters in good faith.

Related Party Transactions

Founder Shares

During the period ended December 31, 2021, we issued an aggregate of 2,156,250 Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. The Founder Shares included an aggregate of up to 281,250 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of our issued and outstanding shares after the Offering (assuming the Initial Shareholders do not purchase any Public Shares in the Offering and excluding the securities underlying the Private Placement Warrants).

On May 2, 2022, the underwriters partially exercised the over-allotment option in respect of 375,000 Units and, as agreed with the Company, the underwriters waived their right to further exercise the option on May 5, 2022. Accordingly, a total of 93,750 of the Founder Shares are no longer subject to forfeiture on May 2, 2022, and 187,500 of the Founder Shares were forfeited, resulting in an aggregate of 1,968,750 Founder Shares issued and outstanding.

The Initial Shareholders have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until the earlier of (i) six months after the date of the consummation of the Company’s initial Business Combination or (ii) the date on which we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of our initial shareholders with respect to any Founder Shares.

Promissory Note

The shareholder of the Sponsor has agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Offering (the “Note”). The Note is non-interest bearing, unsecured and was due on the earlier of September 30, 2022 or the closing of the Offering. The Company intends to repay the Note from the Company’s working capital account. As of March 31, 2022, the Company has not borrowed any funds under the Note. The Note expired on May 2, 2022 and will not be extended or renewed.

Loan with Related Party

The Company has agreed to borrow up to $500,000 from Eternal B.V., an affiliate of the Company through common ownership, to be used for the payment of costs related to the Initial Public Offering (the “Loan”). Pursuant to the loan agreement and its subsequent amendments, the Loan is non-interest bearing, unsecured and was due on the earlier of March 31, 2024 or the closing of the Offering. The Company intends to repay the Loan from the Company’s working capital account. As of March 31, 2022, the Company had borrowed $192,210 under the Loan. At May 2, 2022, the total outstanding balance of the loan payable to Eternal B.V. was $217,641. The Loan was fully repaid to the affiliate in June 2022.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We had identified the following as its critical accounting policies:

Deferred offering costs

Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Offering and that will be charged to shareholder’s equity upon the completion of the Offering.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 281,250 shares that are subject to forfeiture by the Company if the over-allotment option is not exercised in full or in part by the underwriters (see note 6). At March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent accounting pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

Risks and uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended December 31, 2021, we issued an aggregate of 2,156,250 Founder Shares (including an aggregate of up to 281,250 shares subject to forfeiture if the underwriters’ over-allotment is not exercised in full or in part) to the Sponsor for an aggregate purchase price of $25,000 in cash. On May 2, 2022, the underwriters partially exercised the over-allotment option in respect of 375,000 Units and, as agreed with the Company, waived their right to further exercise the option on May 5, 2022. Accordingly, a total of 93,750 of the Founder Shares are no longer subject to forfeiture on May 2, 2022, and 187,500 of the Founder Shares were forfeited, resulting in an aggregate of 1,968,750 Founder Shares issued and outstanding.

The registration statement for the Company’s Offering was declared effective on April 27, 2022. On May 2, 2022, the Company consummated its Offering of 7,875,000 Units at $10.00 per Unit, including 375,000 Units that were issued pursuant to the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $78,750,000. Each unit consists of one Class A ordinary share, one-half of one redeemable warrant and one right. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share for $11.50 per share, subject to certain adjustment. Each right entitles the holder to receive one-tenth of one Class A ordinary share upon consummation of the Company’s initial Business Combination. The warrants will become exercisable on the later of 30 days after the completion of Business Combination and 12 months from the closing of the Offering, and will expire five years after the completion of Business Combination or earlier upon Company’s liquidation.

Simultaneously with the closing of the Offering, the Company sold 3,762,500 Private Placement Warrants, including 112,500 Private Placement Warrants that were issued pursuant to the underwriters’ partial exercise of the over-allotment option, at $1.00 per warrant, generating gross proceeds of $3,762,500 in the Private Placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at $11.50 per share.

The Private Placement Warrants will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per each share, will be exercisable for a period of 5 years from the date of Business Combination, will be non-redeemable, and may be exercised on a cashless basis so long as they continue to be held by the initial shareholders or their permitted transferees. Additionally, Private Placement Warrants and the shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until after the completion of a Business Combination.

Following the closing of the Offering, an amount of $79,931,250 ($10.15 per Unit) from the net proceeds of the sale of Units in the Offering and the sale of securities in the Private Placement were placed in the Trust Account.

We paid a total of $1,181,250 in underwriting fees, $946,169 for representative shares, and $604,011 for other costs and expenses related to the Offering. In addition, the underwriters are entitled to a deferred commission of $2,362,500, which will be payable solely in the event that the Company completes a Business Combination.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

SIGNATURE

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 10, 2022	CLIMATEROCK

	By:	/s/ Per Regnarsson
Per Regnarsson
Chief Executive Officer