Form 10-Q
period 2022-06-30
ClimateRock
filed 2022-08-11
CIK 1903392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, there were 7,993,125 Class A ordinary shares, par value $0.0001, and 1,968,750 Class B ordinary shares, $0.0001 par value, issued and outstanding.

CLIMATEROCK
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLIMATEROCK
BALANCE SHEET

	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets:
Cash	$299,401	$—
Prepaid expenses	276,278	—
Deferred offering costs	—	83,343
Investment held in trust account	80,017,979	—
Total current assets	80,593,658	83,343
TOTAL ASSETS	$80,593,658	$83,343

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accrued liabilities	$32,289	$—
Loan payable - related party	—	63,073
Deferred underwriting commission payable	2,362,500	—
Total current liabilities	2,394,789	63,073
TOTAL LIABILITIES	$2,394,789	$63,073

COMMITMENTS AND CONTINGENCIES
Class A common stock, $0.0001 par value, subject to possible redemption. 7,875,000 shares at redemption value of $10.16 per share, including dividends earned in trust account	$80,017,979	$—

SHAREHOLDERS’ (DEFICIT) EQUITY
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 118,125 issued and outstanding (excluding 7,875,000 shares subject to possible redemption as of June 30, 2022)	$12	$—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1,968,750 and 2,156,250 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively (1)	197	216
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	24,784
Accumulated deficit	(1,819,319)	(4,730)
Total shareholders’ (deficit) equity	$(1,819,110)	$20,270
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$80,593,658	$83,343

(1)	The number of ordinary shares issued and outstanding at December 31, 2021 includes an aggregate of up to 281,250 shares of non-redeemable founder shares that are subject to forfeiture if the underwriter does not exercise the over-allotment option. In connection with the closing of the initial public offering and the underwriter’s partial exercise of over-allotment option on May 2, 2022, 93,750 of the founder shares were no longer subject to forfeiture, and 187,500 of the founder shares were forfeited.

The accompanying notes are an integral part of these financial statements

CLIMATEROCK
STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating expenses
Formation and operating costs	$271,669	$272,869
Net Loss from operations	(271,669)	(272,869)

Other income
Investment income on trust account	86,729	86,729
Total other income	86,729	86,729
Net loss	$(184,940)	$(186,140)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	5,192,308	2,610,497
Non-redeemable ordinary shares, basic and diluted	2,014,698	1,945,235

Redeemable ordinary shares, basic and diluted net income per share	$0.66	$2.05
Non-redeemable ordinary shares, basic and diluted net loss per share	$(1.80)	$(2.85)

The accompanying notes are an integral part of these financial statements

CLIMATEROCK
STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2022

	CLASS A ORDINARY SHARES		CLASS B ORDINARY SHARES		PREFERENCE SHARES		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL SHAREHOLDERS’ (DEFICIT)
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balances - December 31, 2021	—	$—	2,156,250	$216	—	$—	$24,784	$(4,730)	$20,270
Net loss	—	—	—	—	—	—	—	(1,200)	(1,200)
Balances - March 31, 2022 (1)	—	$—	2,156,250	$216	—	$—	$24,784	$(5,930)	$19,070
Forfeiture of 187,500 Class B ordinary shares by initial shareholder	—	—	(187,500)	(19)	—	—	19	—	—
Sale of 7,875,000 units at $10 per unit in IPO,including over-allotment, net of underwriters’ discount and offering expenses	7,875,000	788	—	—	—	—	73,655,270	—	73,656,058
Issuance of 118,125 underwriter units, including over-allotment	118,125	12	—	—	—	—	946,169	—	946,181
Sale of 3,762,500 warrants in private placement	—	—	—	—	—	—	3,762,500	—	3,762,500
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	(7,875,000)	(788)	—	—	—	—	(78,388,742)	(1,628,449)	(80,017,979)
Net loss	—	—	—	—	—	—	—	(184,940)	(184,940)
Balances - June 30, 2022	118,125	$12	1,968,750	$197	—	$—	$—	$(1,819,319)	$(1,819,110)

(1)	The number of ordinary shares issued and outstanding at December 31, 2021 includes an aggregate of up to 281,250 shares of non-redeemable founder shares that are subject to forfeiture if the underwriter does not exercise the over-allotment option. In connection with the closing of the initial public offering and the underwriter’s partial exercise of over-allotment option on May 2, 2022, 93,750 of the founder shares were no longer subject to forfeiture, and 187,500 of the founder shares were forfeited.

The accompanying notes are an integral part of these financial statements

CLIMATEROCK
STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2022

Cash flows from operating activities:
Net loss	$(186,140)
Adjustment to reconcile net loss to net cash used in operating activities:
Investment income received in Trust Account	(86,729)
Change in operating assets and liabilities:
Accrued liabilities	32,289
Prepaid expenses	(276,278)
Net cash used in operating activities	$(516,858)

Cash flows from investing activities:
Cash deposited in Trust Account	(79,931,250)
Net cash used in investing activities	$(79,931,250)

Cash flows from financing activities:
Proceed from related party loan	5,150
Repayment of related party loans	(217,641)
Proceeds from sale of units in IPO, including over-allotment	78,750,000
Payment of underwriting fee and other offering costs	(1,552,500)
Proceeds from sale of warrants in private placement	3,762,500
Net cash provided by financing activities	$80,747,509

Net increase in cash	$299,401
Cash at beginning of period	—
Cash at end of period	$299,401

Non-cash investing and financial activities:
Deferred offering costs paid by related party	$149,418
Deferred underwriting commission charged to additional paid in capital	2,362,500
Allocation of offering costs to Class A ordinary shares subject to redemption	304,011
Issuance of representative shares	946,181
Initial value of public shares subject to possible redemption	71,851,500
Reclassification of offering costs related to public shares	(4,647,702)
Remeasurement adjustment on public shares subject to possible redemption	12,814,181

The accompanying notes are an integral part of these financial statements

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

At June 30, 2022, the Company had not yet commenced operations. All activity through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and post-offering activities in search for a target to consummate a Business Combination. The Company has selected December 31 as its fiscal year end.

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

At June 30, 2022, the Company had $299,401 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

Going concern and management’s plan

As of June 30, 2022, the Company has a cash balance of $299,401 and a working capital deficit of $543,390, excluding the cash currently held in the Trust Account and the deferred compensation payable upon consummation of a Business Combination. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the financial statements. Prior to consummation of a Business Combination, the Company has the ability to secure additional funding from the Sponsor or other related parties. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within 12 months (or 18 months, as applicable) (the “Combination Period”). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

The accompanying unaudited financial statements as of June 30, 2022, and for the period from January 1, 2022 through June 30, 2022 have been prepared in accordance with U.S. GAAP for interim financial information and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from January 1, 2022 through June 30, 2022 are not necessarily indicative of the results that may be expected for the period ending December 31, 2022, or any future period.

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on May 6, 2022 and April 29, 2022, respectively.

Cash and cash equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company had a cash balance of $299,401 and $0 in its working capital account, respectively, and no cash equivalents.

Investment in Trust Account

Upon the closing of the IPO and private placement, $79,931,250 was placed into a trust account (the “Trust Account”) with J.P. Morgan Asset Management.

The funds held in the trust account can be invested in United States government treasury bills, notes or bonds having a maturity of 185 days or less or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, until the earlier of the consummation of its first business combination and the Company’s failure to consummate a business combination within 12 months (or 18 months as applicable) from the consummation of the IPO.

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income on trust account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. (see Note 8).

At June 30, 2022, the Company had $80,017,979 held in the Trust Account, including $86,729 dividends earned on investments held in Trust Account.

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

Deferred offering costs

The Company complies with the requirements of the Financial Accounting Standard Board (the “FASB”) Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offerings.” Offering costs, consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering, were charged to shareholders’ equity upon the completion of the Initial Public Offering. As of December 31, 2021, deferred offering costs amounted to $83,343 and consisted of legal, accounting, and underwriting fees. Upon consummation of the IPO on May 2, 2022, total offering costs related to the IPO were $5,093,930, and was allocated between the Public Shares, public warrants and public rights based on their relative fair values at the date of issuance. Accordingly, $4,647,702 was allocated to the Public Shares and charged to temporary equity (see Note 3).

Ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value (plus any interest earned and/or dividends on the Trust Account) as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income in trust account less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. At June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

The net income (loss) per share presented in the condensed statement of operations is based on the following:

	Three months ended June 30, 2022	Six months ended June 30, 2022
Net loss	$(184,940)	$(186,140)
Accretion of temporary equity to redemption value	(12,727,452)	(12,727,452)
Net loss including accretion of temporary equity to redemption value	$(12,912,392)	$(12,913,592)
Less: Investment income on trust account to be allocated to redeemable shares	86,729	86,729
Net loss excluding investment income on trust account	$(12,999,121)	$(13,000,321)

	Three months ended June 30, 2022
	Redeemable shares	Non-redeemable shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding investment income on trust account	$(9,365,254)	$(3,633,867)
Investment income on trust account	86,729
Accretion of temporary equity to redemption value	12,727,452
Allocation of net income/(loss)	$3,448,927	$(3,633,867)

Denominators:
Weighted-average shares outstanding	5,192,308	2,014,698
Basic and diluted net income/(loss) per share	$0.66	$(1.80)

	Six months ended June 30, 2022
	Redeemable shares	Non-redeemable shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding investment income on trust account	$(7,449,362)	$(5,550,959)
Investment income on trust account	86,729
Accretion of temporary equity to redemption value	12,727,452
Allocation of net income/(loss)	$5,364,819	$(5,550,959)

Denominators:
Weighted-average shares outstanding	2,610,497	1,945,235
Basic and diluted net income/(loss) per share	$2.05	$(2.85)

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 825, “Financial Instruments” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

All of the 7,875,000 public shares sold as part of the Public Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation, or in connection with the Company’s liquidation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

As of June 30, 2022, the ordinary shares reflected on the balance sheet are reconciled in the following table.

As of June 30, 2022
Gross proceeds	$78,750,000
Less:
Proceeds allocated to public warrants and public rights	(6,898,500)
Offering costs of public shares	(4,647,702)
Plus:
Accretion of carrying value to redemption value	12,814,181
Ordinary shares subject to possible redemption	$80,017,979

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder shares

On December 30, 2021, the Company issued 2,156,250 of its Class B ordinary shares to the Sponsor (the “Founder Shares”) for $25,000 at a par value of $0.0001, which included an aggregate of up to 281,250 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6). The Sponsor had paid $25,000 in exchange for the shares through a related party before December 31, 2021.

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

Promissory note

The member of the Sponsor has agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering (the “Note”). The Note is non-interest bearing, unsecured and was due on the closing of the Initial Public Offering. As of June 30, 2022 and December 31, 2021, the Company has not borrowed any funds under the Note. The Note expired on May 2, 2022 and will not be extended or renewed.

Loan with related party

The Company has agreed to borrow up to $500,000 from Eternal B.V., an affiliate of the Company through common ownership, to be used for the payment of costs related to the Initial Public Offering (the “Loan”). Pursuant to the loan agreement and its subsequent amendments, the Note is non-interest bearing, unsecured and was due on the closing of the Initial Public Offering. As of December 31, 2021, the outstanding balance of loan payable to the affiliate was $63,073, and no interest was accrued. The Loan expired on May 2, 2022 and was fully repaid to the affiliate on June 2, 2022.

Administrative service fee

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor on April 27, 2022 whereby the Sponsor will perform certain services for the Company for a monthly fee of $10,000. On May 2, 2022, the Sponsor entered into an assignment agreement with Gluon Group, an affiliate of the Company, to provide the services detailed in the Administrative Service Agreement. An officer of the Company owns 50% shares of Gluon Group and serves as managing partner. As of June 30, 2022, $10,000 has been paid to Gluon Group for such services and $10,000 has been accrued, an additional $5,000 was also paid to Gluon Group as a reimbursement of travel expense.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration rights

The holders of the Founder Shares and warrants are entitled to registration rights pursuant to a registration rights agreement signed on April 27, 2022. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The underwriters were entitled to an underwriting discount of $0.45 per unit, or $3,543,750 in the aggregate, of which $0.15 per unit, or $1,181,250 was paid upon the closing of the Initial Public Offering. Of the $0.45 discount, the underwriters were entitled to a deferred underwriting commission of  $0.30 per unit, or $2,362,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

In addition to the underwriting discount, the Company has agreed to pay or reimburse the underwriters for travel, lodging and other “road show” expenses, expenses of the underwriters’ legal counsel and certain diligence and other fees, including the preparation, binding and delivery of bound volumes in form and style reasonably satisfactory to the representative, transaction Lucite cubes or similar commemorative items in a style as reasonably requested by the representative, and reimbursement for background checks on our directors, director nominees and executive officers, which such fees and expenses are capped at an aggregate of $125,000 (less amounts previously paid). The $125,000 was paid out of the proceeds of the Initial Public Offering on May 2, 2022.

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

Representative shares

The Company has issued to Maxim and/or its designees, 118,125 shares of Class A ordinary shares upon the consummation of the Initial Public Offering (the “Representative Shares”). The Company accounted for the Representative Shares as an offering cost associated with the Initial Public Offering, with a corresponding credit to shareholder’s equity. The Company estimated the fair value of Representative Shares to be $946,181. Maxim has agreed not to transfer, assign, or sell any such shares until the completion of the Business Combination. In addition, Maxim has agreed: (i) to waive its redemption rights with respect to such shares in connection with the completion of the Business Combination; and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its Business Combination within 12 months (or 18 months, as applicable) from the closing of the Initial Public Offering.

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

NOTE 7. SHAREHOLDER’S EQUITY

Class A Ordinary Shares  — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of  $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 118,125 and zero Class A shares issued and outstanding, respectively.

Class B Ordinary Shares  — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of  $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 1,968,750 and 2,156,250 Class B ordinary shares outstanding, respectively. As of December 31, 2021, the Class B ordinary shares outstanding included an aggregate of up to 281,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6). Since the underwriters partially exercised the over-allotment option in respect of 375,000 Units and, as agreed with the Company, the underwriters waived their right to further exercise the option (see Note 6), a total of 93,750 of the Founder Shares were no longer subject to forfeiture on May 2, 2022, and 187,500 of the Founder Shares were forfeited, resulting in an aggregate of 1,968,750 Founder Shares issued and outstanding.

Preference Shares  — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no preferred shares outstanding.

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022
Assets:
Marketable securities held in Trust Account	1	$80,017,979

Except for the foregoing, the Company does not have any assets measured at fair value on a recurring basis at December 31, 2021.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date, up to August 11, 2022, the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

As of June 30, 2022, the Company had not yet commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and the initial public offering (“Offering”), which is described below, and post-offering activities in search for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

Results of Operations

Our entire activity since inception up to June 30, 2022 is related to our formation, the Offering, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We will generate nonoperating income in the form of interest income from the proceeds derived from the Offering. Following the closing of our Offering on May 2, 2022, we expect to incur increased expenses as a result of becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, the Company reported a net loss of $184,940, which consists of general and administrative expenses, offset by $86,729 of investment income earned in the Trust Account.

For the six months ended June 30, 2022, the Company reported a net loss of $186,140, which consists of general and administrative expenses, offset by $86,729 of investment income earned in the Trust Account.

Liquidity and Capital Reserves

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of June 30, 2022, there were no Working Capital Loans under this arrangement.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022.

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

Promissory Note

The member of the Sponsor has agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Offering (the “Note”). The Note is non-interest bearing, unsecured and was due on the earlier of September 30, 2022 or the closing of the Offering. The Company intends to repay the Note from the Company’s working capital account. As of June 30, 2022, the Company has not borrowed any funds under the Note. The Note expired on May 2, 2022 and will not be extended or renewed.

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

Administrative service fee

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor on April 27, 2022 whereby the Sponsor will perform certain services for the Company for a monthly fee of $10,000. On May 2, 2022, the Sponsor entered into an assignment agreement with Gluon Group, an affiliate of the Company, to provide the services detailed in the Administrative Service Agreement. An officer of the Company owns 50% shares of Gluon Group and serves as managing partner. As of June 30, 2022, $10,000 has been paid to Gluon Group for such services and $10,000 has been accrued, an additional $5,000 was also paid to Gluon Group as a reimbursement of travel expense.

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

Deferred offering costs

The Company complies with the requirements of the Financial Accounting Standard Board (the “FASB”) Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offerings.” Offering costs, consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering, were charged to shareholders’ equity upon the completion of the Initial Public Offering. As of December 31, 2021, deferred offering costs amounted to $83,343 and consisted of legal, accounting, and underwriting fees. Upon consummation of the IPO on May 2, 2022, total offering costs related to the IPO were $5,093,930, and was allocated between the Public Shares, public warrants and public rights based on their relative fair values at the date of issuance. Accordingly, $4,647,702 was allocated to the Public Shares and charged to temporary equity (see Note 3).

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income in trust account less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. At June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value (plus any interest earned and/or dividends on the Trust Account) as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

Factors that may adversely affect our results of operations

Our results of operations and our ability to complete a Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete a Business Combination.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in the registration statement for our Initial Public Offering. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial Business Combination on acceptable commercial terms or at all.

The SEC has recently issued proposed rules relating to certain activities of special purpose acquisition companies (“SPACs”). Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals (as defined below) may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial Business Combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours. If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

There may be significant competition for us to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into Business Combinations with SPACs, and there are still many SPACs seeking targets for their initial business combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are a large number of SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial Business Combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even if we consummate an initial Business Combination prior to the 24-month anniversary of the effective date of the IPO Registration Statement, as our charter currently contemplates, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to our initial Business Combination, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

We may not be able to complete an initial Business Combination with a U.S. target company since such initial Business Combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our shareholders. A s a result, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share, and our warrants and rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on June 10, 2022. There has been no material change in the planned use of proceeds from the Company’s Initial Public Offering and Private Placement as described in the registration statement for the Initial Public Offering.

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

Date: August 11, 2022	CLIMATEROCK

	By:	/s/ Per Regnarsson
Per Regnarsson
Chief Executive Officer