Form 10-Q
period 2022-09-30
ClimateRock
filed 2022-11-09
CIK 1903392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, one-half of one Redeemable Warrant and one Right	CLRCU	The Nasdaq Stock Market LLC
Class A Ordinary Share, par value $0.0001 per share	CLRC	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	CLRCW	The Nasdaq Stock Market LLC
Rights, each entitling the holder to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial business combination	CLRCR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2022, there were 7,993,125 Class A ordinary shares, par value $0.0001, and 1,968,750 Class B ordinary shares, $0.0001 par value, issued and outstanding.

CLIMATEROCK

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLIMATEROCK

BALANCE SHEET (UNAUDITED)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$363,891	$—
Prepaid expenses	191,653	—
Deferred offering costs	—	83,343
Investment held in trust account	80,371,576	—
Total current assets	80,927,120	83,343
TOTAL ASSETS	$80,927,120	$83,343

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accrued liabilities	$265,545	$—
Loan payable - related party	180,000	63,073
Deferred underwriting commission payable	2,362,500	—
Total current liabilities	2,808,045	63,073
TOTAL LIABILITIES	$2,808,045	$63,073

COMMITMENTS AND CONTINGENCIES
Class A common stock, $0.0001 par value, subject to possible redemption. 7,875,000 shares at redemption value of $10.21 per share, including dividends earned in trust account	$80,371,576	$—
Total commitments and contingencies	80,371,576	—

SHAREHOLDERS’ (DEFICIT) EQUITY
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 118,125 issued and outstanding (excluding 7,875,000 shares subject to possible redemption as of September 30, 2022)	$12	$—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1,968,750 and 2,156,250 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively (1)	197	216
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	24,784
Accumulated deficit	(2,252,710)	(4,730)
Total shareholders’ (deficit) equity	$(2,252,501)	$20,270
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$80,927,120	$83,343

(1)	The number of ordinary shares issued and outstanding at December 31, 2021 includes an aggregate of up to 281,250 shares of non-redeemable founder shares that are subject to forfeiture if the underwriter does not exercise the over-allotment option. In connection with the closing of the initial public offering and the underwriter’s partial exercise of over-allotment option on May 2, 2022, 93,750 of the founder shares were no longer subject to forfeiture, and 187,500 of the founder shares were forfeited.

The accompanying notes are an integral part of these financial statements

CLIMATEROCK

STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating expenses
Formation and operating costs	$433,391	$706,260
Net loss from operations	$(433,391)	$(706,260)

Other income
Unrealized investment income on trust account	353,596	440,326
Total other income	$353,596	$440,326

Net loss	$(79,795)	$(265,934)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	7,875,000	4,384,615
Non-redeemable ordinary shares, basic and diluted	2,086,875	1,992,967

Redeemable ordinary shares, basic and diluted	$0.00	$0.90
Non-redeemable ordinary shares, basic and diluted	$(0.04)	$(2.11)

The accompanying notes are an integral part of these financial statements

CLIMATEROCK

STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	CLASS A ORDINARY SHARES		CLASS B ORDINARY SHARES		PREFERENCE SHARES		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL SHAREHOLDERS’ (DEFICIT)
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balances - December 31, 2021	—	$—	2,156,250	$216	—	$—	$24,784	$(4,730)	$20,270
Net loss	—	—	—	—	—	—	—	(1,200)	(1,200)
Balances - March 31, 2022	—	—	2,156,250	216	—	—	24,784	(5,930)	19,070
Forfeiture of 187,500 Class B ordinary shares by initial shareholder	—	—	(187,500)	(19)	—	—	19	—	—
Sale of 7,875,000 units at $10 per unit in the initial public offering, including over-allotment, net of underwriters’ discount and offering expenses	7,875,000	788	—	—	—	—	73,655,270	—	73,656,058
Issuance of 118,125 underwriter units, including over-allotment	118,125	12	—	—	—	—	946,169	—	946,181
Sale of 3,762,500 warrants in private placement	—	—	—	—	—	—	3,762,500	—	3,762,500
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	(7,875,000)	(788)	—	—	—	—	(78,388,742)	(1,628,449)	(80,017,979)
Net loss	—	—	—	—	—	—	—	(184,940)	(184,940)
Balances - June 30, 2022	118,125	12	1,968,750	197	—	—	—	(1,819,319)	(1,819,110)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(353,596)	(353,596)
Net loss	—	—	—	—	—	—	—	(79,795)	(79,795)
Balances - September 30, 2022	118,125	12	1,968,750	197	—	—	—	(2,252,710)	(2,252,501)

(1)	The number of ordinary shares issued and outstanding at December 31, 2021 includes an aggregate of up to 281,250 shares of non-redeemable founder shares that are subject to forfeiture if the underwriter does not exercise the over-allotment option. In connection with the closing of the initial public offering and the underwriter’s partial exercise of over-allotment option on May 2, 2022, 93,750 of the founder shares were no longer subject to forfeiture, and 187,500 of the founder shares were forfeited.

The accompanying notes are an integral part of these financial statements

CLIMATEROCK

STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

Cash flows from operating activities:
Net loss	$(265,934)
Adjustment to reconcile net loss to net cash in operating activities:
Unrealized investment income received in trust account	(440,326)
Changes in operating assets and liabilities:
Accrued liabilities	265,545
Prepaid expenses	(191,653)
Net cash used in operating activities	$(632,368)

Cash flows from investing activities:
Cash deposited in trust account	(79,931,250)
Net cash used in investing activities	$(79,931,250)

Cash flows from financing activities:
Proceed from related party loan	185,150
Repayment of related party loans	(217,641)
Proceeds from sale of units in the initial public offering, including over-allotment	78,750,000
Payment of underwriting fee and other offering costs	(1,552,500)
Proceeds from sale of warrants in private placement	3,762,500
Net cash provided by financing activities	$80,927,509

Net increase in cash	$363,891
Cash at beginning of period	—
Cash at end of period	$363,891

Non-cash investing and financial activities:
Deferred offering costs paid by related party	$149,418
Deferred underwriting commission charged to additional paid in capital	2,362,500
Allocation of offering costs to Class A ordinary shares subject to redemption	304,011
Issuance of representative shares	946,181
Initial value of public shares subject to possible redemption	71,851,500
Reclassification of offering costs related to public shares	(4,647,702)
Remeasurement adjustment on public shares subject to possible redemption	13,167,778

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

At September 30, 2022, the Company had not yet commenced operations. All activity through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and post-offering activities in search for a target to consummate a Business Combination. The Company has selected December 31 as its fiscal year end.

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

At September 30, 2022, the Company had $363,891 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

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

CLIMATEROCK

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

The Company will have until 12 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 12 months, it may extend the period of time to consummate a Business Combination by two additional 3-month periods (for a total of up to 18 months) without submitting proposed extensions to its shareholders for approval or offering its public shareholders redemption rights in connection therewith. The Company’s sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $787,500 ($0.10 per share) on or prior to the date of the applicable deadline for each additional three month period. Any such payments would be made in the form of a loan, non-interest bearing and payable upon the consummation of the initial Business Combination.

Going concern and management’s plan

As of September 30, 2022, the Company has a cash balance of $363,891 and a working capital surplus of $109,999, excluding the cash currently held in the Trust Account and the deferred compensation payable upon consummation of a Business Combination. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the financial statements. Prior to consummation of a Business Combination, the Company has the ability to secure additional funding from the Sponsor or other related parties. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within 12 months (or 18 months, as applicable) (the “Combination Period”). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

The accompanying unaudited financial statements as of September 30, 2022, and for the three and nine months ended September 30, 2022 have been prepared in accordance with U.S. GAAP for interim financial information and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the period ending December 31, 2022, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on May 6, 2022 and April 29, 2022, respectively.

Cash and cash equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had a cash balance of $363,891 and $0 in its working capital account, respectively, and no cash equivalents.

Investment in Trust Account

Upon the closing of the Initial Public Offering and Private Placement, $79,931,250 was placed into the Trust Account with J.P. Morgan Asset Management.

The funds held in the trust account can be invested in United States government treasury bills, notes or bonds having a maturity of 180 days or less or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, until the earlier of the consummation of its first business combination and the Company’s failure to consummate a business combination within 12 months (or 18 months as applicable) from the consummation of the Initial Public Offering.

CLIMATEROCK

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

At September 30, 2022, the Company had $80,371,576 held in the Trust Account, including $353,596 and $440,326 dividends earned on investments held in Trust Account in the three and nine months ended September 30, 2022.

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

Deferred offering costs

The Company complies with the requirements of the Financial Accounting Standard Board (the “FASB”) Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offerings.” Offering costs, consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering, were charged to shareholders’ equity upon the completion of the Initial Public Offering. As of December 31, 2021, deferred offering costs amounted to $83,343 and consisted of legal, accounting, and underwriting fees. Upon consummation of the Initial Public Offering on May 2, 2022, total offering costs related to the Initial Public Offering were $5,093,930, and was allocated between the Public Shares, public warrants and public rights based on their relative fair values at the date of issuance. Accordingly, $4,647,702 was allocated to the Public Shares and charged to temporary equity (see Note 3).

CLIMATEROCK

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

Ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero. Accordingly, ordinary shares subject to possible redemption are presented at redemption value (plus any interest earned and/or dividends on the Trust Account) as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income in trust account less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. At September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

CLIMATEROCK

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

The net income (loss) per share presented in the condensed statement of operations is based on the following:

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Net loss	$(79,795)	$(265,934)
Accretion of temporary equity to redemption value	—	(12,727,453)
Net loss including accretion of temporary equity to redemption value	$(79,795)	$(12,993,387)
Less: Investment income on trust account to be allocated to redeemable shares	353,596	440,326
Net loss excluding investment income on trust account	$(433,391)	$(13,433,713)

	Three months ended September 30, 2022
	Redeemable shares	Non-redeemable shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding investment income on trust account	$(342,602)	$(90,789)
Investment income on trust account	353,596
Allocation of net income/(loss)	$10,994	$(90,789)

Denominators:
Weighted-average shares outstanding	7,875,000	2,086,875
Basic and diluted net income/(loss) per share	$0.00	$(0.04)

	Nine months ended September 30, 2022
	Redeemable shares	Non-redeemable shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding investment income on trust account	$(9,235,735)	$(4,197,978)
Investment income on trust account	440,326
Accretion of temporary equity to redemption value	12,727,453
Allocation of net income/(loss)	$3,932,044	$(4,197,978)

Denominators:
Weighted-average shares outstanding	4,384,615	1,992,967
Basic and diluted net income/(loss) per share	$0.90	$(2.11)

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 825, “Financial Instruments” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

CLIMATEROCK

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

As of September 30, 2022, the ordinary shares reflected on the balance sheet are reconciled in the following table.

As of September 30, 2022
Gross proceeds	$78,750,000
Less:
Proceeds allocated to public warrants and public rights	(6,898,500)
Offering costs of public shares	(4,647,702)
Plus:
Accretion of carrying value to redemption value	13,167,778
Ordinary shares subject to possible redemption	$80,371,576

CLIMATEROCK

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

Promissory note

The member of the Sponsor has agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering (the “Note”). The Note is non-interest bearing, unsecured and was due on the closing of the Initial Public Offering. As of September 30, 2022 and December 31, 2021, the Company has not borrowed any funds under the Note. The Note expired on May 2, 2022 and will not be extended or renewed.

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

On September 21, 2022, the Company entered into a loan agreement with Eternal B.V. (the “Lender”) in the principal amount of up to $180,000, on an unsecured basis and bearing no interest (the “Eternal B.V. Loan”). The Eternal BV Loan is available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is March 31, 2024. The Lender is controlled by Charles Ratelband V, the Company’s Executive Chairman of the board of directors (the “Board”).As of September 30, 2022, the outstanding balance of the loan payable to affiliate was $180,000 and no interest was accrued.

Administrative Service Fee

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor on April 27, 2022 whereby the Sponsor will perform certain services for the Company for a monthly fee of $10,000. On May 2, 2022, the Sponsor entered into an assignment agreement with Gluon Group, an affiliate of the Company, to provide the services detailed in the Administrative Service Agreement. An officer of the Company owns 505 shares of Gluon Group and serves as managing partner. As of September 30, 2022, $23,386 has been paid to Gluon Group for such services and an additional $25,394 has been accrued.

CLIMATEROCK

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

Advisory Services

On September 21, 2022, the Company entered into an agreement (the “Letter Agreement”) with Gluon Partners LLP (“Gluon”) to pay a fee (the “Transaction Success Fee”) upon completion of one or more successful transactions. The Company will pay Gluon $500,000 upon completion of one or more transactions with an aggregate purchase price of less than $400,000,000; and, an additional $500,000 upon completion of one or more transactions with an aggregate purchase price of more than $400,000,000. This means the total remuneration for transactions with a purchase price more than $400,000,001 would be $1,000,000. The transactions purchase price will correspond to the price paid to the sellers of the applicable target, including cash, debt, and equity funded payments. Each Transaction Success Fee will be payable upon consummation of the applicable transaction, regardless of (i) the calendar for the payment of the purchase price, (ii) how the purchase price is funded, (iii) any deferred payment subsequent to consummation of the transaction, or (iv) any adjustments to the price of the transaction subsequent to consummation. Following payment of Transaction Success Fee, any accrued fees payable to the Gluon Group by the Company will be waived.

On October 5, 2022, the Company and Gluon agreed to lower the Transaction Success Fee to a total payment of $250,000 upon successful consummation of a transaction independent of aggregate transaction price.

In addition, the Letter Agreement was amended to entitle Gluon, with respect to any financing undertaken by the Company introduced by Gluon during the term of the Letter Agreement, to the following fees: (i) for a financing involving an issuance of the Company’s senior, subordinated and/or mezzanine debt securities, a cash fee payable at any closing equal to two percent (2.0%) of the gross proceeds received by the Company at such closing; (ii) for a financing involving equity, equity-linked or convertible securities, a cash fee payable at each closing equal to five percent (5.0%) of the gross proceeds received by the Company at such closing.

In addition to the Transaction Success Fee, the Company agreed to pay Gluon Group for any reasonable and documented out-of-pocket expenses incurred in connection with providing the services for the transactions.

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

CLIMATEROCK

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 7. SHAREHOLDER’S EQUITY

Class A Ordinary Shares  — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of  $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 118,125 and zero Class A shares issued and outstanding, respectively.

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

Class B Ordinary Shares  — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of  $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 1,968,750 and 2,156,250 Class B ordinary shares outstanding, respectively. As of December 31, 2021, the Class B ordinary shares outstanding included an aggregate of up to 281,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6). Since the underwriters partially exercised the over-allotment option in respect of 375,000 Units and, as agreed with the Company, the underwriters waived their right to further exercise the option (see Note 6), a total of 93,750 of the Founder Shares were no longer subject to forfeiture on May 2, 2022, and 187,500 of the Founder Shares were forfeited, resulting in an aggregate of 1,968,750 Founder Shares issued and outstanding.

Preference Shares  — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no preferred shares outstanding.

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022
Assets:
Investments held in Trust Account	1	$80,371,576

Except for the foregoing, the Company does not have any assets measured at fair value on a recurring basis at September 30, 2022.

NOTE 9. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2022, up through the date the Company issued the financial statements.

On October 6, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with ClimateRock Holdings Limited, a Cayman Islands exempted company (“Pubco”), ClimateRock Merger Sub Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco (“Merger Sub”), and E.E.W. Eco Energy World PLC, a company formed under the laws of England and Wales (the “EEW”).

The total consideration to be offered by Pubco to the holders of EEW securities (each, a “Seller”) shall be a number of ordinary shares of Pubco (the “Pubco Ordinary Shares”) with an aggregate value equal to Six Hundred Fifty Million U.S. Dollars ($650,000,000), with each Pubco Ordinary Share valued at an amount equal to the price at which each ClimateRock ordinary share is redeemed or converted pursuant to the redemption of ClimateRock’s ordinary shares pursuant to ClimateRock’s organizational documents (the “Redemption Price”). For a more detailed description of the Business Combination Agreement and the transactions contemplated therein, see the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2022 (the “Form 8-K”).

On October 5, 2022, the Company amended its Letter Agreement with Gluon for certain consulting services previously disclosed in the 8-K filed September 27, 2022. The Company and Gluon entered into that certain First Amendment to the Letter Agreement (“First Amendment”), pursuant to which, the Letter Agreement was amended to decrease the Transaction Success Fee from up to $1,000,000 to $250,000. In addition, the Letter Agreement was amended to entitle Gluon, with respect to any financing undertaken by the Company introduced by Gluon during the term of the Letter Agreement, to the following fees: (i) for a financing involving an issuance of the Company’s senior, subordinated and/or mezzanine debt securities, a cash fee payable at any closing equal to two percent (2.0%) of the gross proceeds received by the Company at such closing; (ii) for a financing involving equity, equity-linked or convertible securities, a cash fee payable at each closing equal to five percent (5.0%) of the gross proceeds received by the Company at such closing.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto included in this Quarterly Report under “Item 1 Financial Statements”. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

The Company is a Cayman Islands exempted company incorporated as a blank check company on December 6, 2021. The Company was formed for the purpose of a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar Business Combination.

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

As of September 30, 2022, the Company had not yet commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and the Initial Public Offering, which is described below, and post-offering activities in search for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company commenced operations after obtaining adequate financial resources through (i) the Initial Public Offering of 7,875,000 Units at $10.00 per Unit (which includes 375,000 units in connection with the underwriter’s partial exercise of the over-allotment option) and (ii) the sale of 3,762,500 Private Placement Warrants with an exercise price of $11.50 per warrant at a price of $1.00 per Private Placement Warrant to the Company’s Sponsor.

The Units were listed on the Nasdaq Global Market (“Nasdaq”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940 as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Initial Public Offering, $10.15 per Unit sold in the Initial Public Offering was placed in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Sponsor, officers, directors and advisors (the “Initial Shareholders”) have agreed (a) to vote their Founder Shares (as defined below) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s amended and restated memorandum and articles of association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the amended and restated certificate of incorporation relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares and the Private Placement Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Initial Shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

Recent Developments

On October 6, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with ClimateRock Holdings Limited, a Cayman Islands exempted company (“Pubco”), ClimateRock Merger Sub Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco (“Merger Sub”), and E.E.W. Eco Energy World PLC, a company formed under the laws of England and Wales (the “EEW”).

The total consideration to be offered by Pubco to the holders of EEW securities (each, a “Seller”) shall be a number of Pubco Ordinary Shares with an aggregate value equal to Six Hundred Fifty Million U.S. Dollars ($650,000,000), with each Pubco Ordinary Share valued at an amount equal to the price at which each ClimateRock ordinary share is redeemed or converted pursuant to the redemption of ClimateRock’s ordinary shares pursuant to ClimateRock’s organizational documents (the “Redemption Price”).

For a more detailed description of the Business Combination Agreement and the transactions contemplated therein, see the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2022 (the “Form 8-K”).

Results of Operations

Our entire activity since inception up to September 30, 2022 is related to our formation, the Initial Public Offering, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We will generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering. Following the closing of our Initial Public Offering on May 2, 2022, we expect to incur increased expenses as a result of becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, the Company reported a net loss of $79,795, which consists of general and administrative expenses, offset by $353,596 of investment income earned in the Trust Account.

For the nine months ended September 30, 2022, the Company reported a net loss of $265,934, which consists of general and administrative expenses, offset by $440,326 of investment income earned in the Trust Account.

Liquidity and Capital Reserves

On May 2, 2022, we consummated our Initial Public Offering of 7,875,000 Units, including 375,000 Units that were issued pursuant to the underwriters’ partial exercise of their over-allotment option. Simultaneously, the Company sold 3,762,500 Private Placement Warrants, including 112,500 Private Placement Warrants that were issued pursuant to the underwriters’ partial exercise of the over-allotment option. From the proceeds of the Initial Public Offering and Private Placement Warrants, the Company retained approximately $1,100,000 for working capital needs after transfer of proceeds to the Trust Account and payment of expenses related to the Initial Public Offering and directors and officers insurance.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of September 30, 2022, there were no Working Capital Loans under this arrangement.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022.

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

Underwriting Agreement

Pursuant to the underwriting agreement, the underwriters received a cash underwriting discount of $1,181,250 following the consummation of the Initial Public Offering. The underwriters are also entitled to a deferred commission of $2,362,500, which will be payable solely in the event that the Company completes a Business Combination. In addition, the underwriters also received 118,125 Units in the Initial Public Offering, with such Units restricted from sale until the closing of the Business Combination and with no redemption rights from the Trust Account.

Additionally, the Company granted the underwriters for a period beginning on the closing of the Initial Public Offering and ending on the earlier of the 12 month anniversary of the closing of a Business Combination or April 27, 2025, a right of first refusal to act as (i) exclusive financial advisor in connection with all of the Company’s proposed business combinations for a fee of up to 6.0% of the proceeds of the Initial Public Offering (subject to the Company’s right to allocate up to 50% of such fee to another financial institution or extinguish such amount in Company’s sole discretion), and (ii) sole investment banker, sole book-runner and/or sole placement agent, at underwriters’ sole discretion, for each and every future public and private equity and debt Initial Public Offering, including all equity linked financings, during such period for the Company or any successor to it or any of its subsidiaries, on terms agreed to by both the Company and underwriters in good faith.

Related Party Transactions

Founder Shares

During the period ended December 31, 2021, we issued an aggregate of 2,156,250 Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. The Founder Shares included an aggregate of up to 281,250 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of our issued and outstanding shares after the Initial Public Offering (assuming the Initial Shareholders do not purchase any Public Shares in the Initial Public Offering and excluding the securities underlying the Private Placement Warrants).

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

Promissory Note

The member of the Sponsor has agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering (the “Note”). The Note is non-interest bearing, unsecured and was due on the closing of the Initial Public Offering. As of September 30, 2022 and December 31, 2021, the Company has not borrowed any funds under the Note. The Note expired on May 2, 2022 and will not be extended or renewed.

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

On September 21, 2022, the Company entered into a loan agreement with Eternal B.V. (the “Lender”) in the principal amount of up to $180,000, on an unsecured basis and bearing no interest (the “Eternal B.V. Loan”). The Eternal BV Loan is available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is March 31, 2024. The Lender is controlled by Charles Ratelband V, the Company’s Executive Chairman of the board of directors (the “Board”).As of September 30, 2022, the outstanding balance of the loan payable to affiliate was $180,000 and no interest was accrued.

Administrative Service Fee

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor on April 27, 2022 whereby the Sponsor will perform certain services for the Company for a monthly fee of $10,000. On May 2, 2022, the Sponsor entered into an assignment agreement with Gluon Group, an affiliate of the Company, to provide the services detailed in the Administrative Service Agreement. An officer of the Company owns 505 shares of Gluon Group and serves as managing partner. As of September 30, 2022, $23,386 has been paid to Gluon Group for such services and an additional $25,394 has been accrued.

Advisory Services

On September 21, 2022, the Company entered into the Letter Agreement with Gluon to pay a the Transaction Success Fee upon completion of one or more successful transactions. The Company will pay Gluon $500,000 upon completion of one or more transactions with an aggregate purchase price of less than $400,000,000; and, an additional $500,000 upon completion of one or more transactions with an aggregate purchase price of more than $400,000,000. This means the total remuneration for transactions with a purchase price more than $400,000,001 would be $1,000,000. The transactions purchase price will correspond to the price paid to the sellers of the applicable target, including cash, debt, and equity funded payments. Each Transaction Success Fee will be payable upon consummation of the applicable transaction, regardless of (i) the calendar for the payment of the purchase price, (ii) how the purchase price is funded, (iii) any deferred payment subsequent to consummation of the transaction, or (iv) any adjustments to the price of the transaction subsequent to consummation. Following payment of Transaction Success Fee, any accrued fees payable to the Gluon Group by the Company will be waived.

On October 5, 2022, the Company and Gluon agreed to lower the Transaction Success Fee to a total payment of $250,000 upon successful consummation of a transaction independent of aggregate transaction price.

In addition, the Letter Agreement was amended to entitle Gluon, with respect to any financing undertaken by the Company introduced by Gluon during the term of the Letter Agreement, to the following fees: (i) for a financing involving an issuance of the Company’s senior, subordinated and/or mezzanine debt securities, a cash fee payable at any closing equal to two percent (2.0%) of the gross proceeds received by the Company at such closing; (ii) for a financing involving equity, equity-linked or convertible securities, a cash fee payable at each closing equal to five percent (5.0%) of the gross proceeds received by the Company at such closing.

In addition to the Transaction Success Fee, the Company agreed to pay Gluon Group for any reasonable and documented out-of-pocket expenses incurred in connection with providing the services for the transactions.

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

Deferred offering costs

The Company complies with the requirements of the Financial Accounting Standard Board (the “FASB”) Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offerings.” Offering costs, consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering, were charged to shareholders’ equity upon the completion of the Initial Public Offering. As of December 31, 2021, deferred offering costs amounted to $83,343 and consisted of legal, accounting, and underwriting fees. Upon consummation of the Initial Public Offering on May 2, 2022, total offering costs related to the Initial Public Offering were $5,093,930, and was allocated between the Public Shares, public warrants and public rights based on their relative fair values at the date of issuance. Accordingly, $4,647,702 was allocated to the Public Shares and charged to temporary equity (see Note 3).

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income in trust account less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. At September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero. Accordingly, ordinary shares subject to possible redemption are presented at redemption value (plus any interest earned and/or dividends on the Trust Account) as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in the registration statement for our Initial Public Offering and our Quarterly Report on Form 10-Q for the period ended June 30, 2022, as filed with the SEC on August 11, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our initial Business Combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

We may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or Business Combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit an initial Business Combination to be consummated with us, we may not be able to consummate a Business Combination with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more than a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Our Chairman, Charles Ratelband, a Dutch citizen, is sole managing member of our Sponsor and holds an approximate 90% interest in the Sponsor, and therefore we or our Sponsor may constitute a “foreign person” under CFIUS rules and regulations.

Outside the United States, laws or regulations may affect our ability to consummate a Business Combination with potential target companies incorporated or having business operations in jurisdiction where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other SPACs that do not have similar ownership issues. Moreover, the process of government review could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.15 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial Business Combination raises substantial doubt about our ability to continue as a going concern through approximately one year from the date the financial statements were issued.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-Business Combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of October 6, 2022, by and among ClimateRock, ClimateRock Holdings Limited, ClimateRock Merger Sub Limited and E.E.W. Eco Energy World PLC.
10.1	Letter Agreement, dated as of September 21, 2022, by and between ClimateRock and Gluon Partners LLP.
10.2	Loan Agreement, dated as of September 21, 2022, by and between ClimateRock and Eternal BV.
10.3	First Amendment to the Letter Agreement, dated October 5, 2022, by and between ClimateRock and Gluon Partners LLP.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2022	CLIMATEROCK

	By:	/s/ Per Regnarsson
Per Regnarsson
Chief Executive Officer