Form 10-Q/A
period 2022-09-30
ClimateRock
filed 2022-12-21
CIK 1903392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of December 21, 2022, there were 7,993,125 Class A ordinary shares, par value $0.0001, and 1,968,750 Class B ordinary shares, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE

ClimateRock (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2022 (this “Amended Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 originally filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2022 (the “Original Quarterly Report”).

Background of Restatement

On November 9, 2022, ClimateRock (the “Company”) filed the Original Quarterly Report. As described in Note 2, Management identified errors made with respect to its recording and accrual of certain expenses. Specifically, in the third quarter of 2022, the Company incurred legal expenses with two vendors related to the Business Combination Agreement (as defined below). The service was delivered throughout the third quarter of 2022, but the fees were not properly recorded in accordance with U.S. Generally Accepted Accounting Principles.

On December 20, 2022, the Company’s management, together with the audit committee of the Company’s board of directors (the “Audit Committee”), concluded that the Company’s previously issued unaudited interim financial statements included in the Original Quarterly Report should no longer be relied upon due to certain errors made in the recording and accruing of the above-referenced expenses for such reporting period.

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the Company’s initial public offering (the “Trust Account”).

The financial information that has been previously filed or otherwise reported for the period ended September 30, 2022 is superseded by the information in this Amended Quarterly Report, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On December 21, 2022, the Company filed a Current Report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report.

The restatement is more fully described in Note 2 of the notes to the condensed financial statements included herein. The following items have been amended to reflect the restatements:

Part I, Item 1, Financial Statements,

Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations,

Part I, Item 4, Controls and Procedures, and

Part II, Item 1A, Risk Factors.

The Company has also chosen to disclose certain commitments with its financial advisors, ALANTRA Corporate Finance, S.A.U. (“ALANTRA”) and Maxim Group LLC (“Maxim”). This has no impact to the Company’s historical or as restated condensed financial statements. The following items have been amended to reflect this disclosure:

Part I, Item 1, Financial Statements,

Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and

Part II, Item 5, Other Information.

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Quarterly Report (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Quarterly Report does not amend, update or change any other items or disclosures contained in the Original Quarterly Report, and accordingly, this Quarterly Report does not reflect or purport to reflect any information or events subsequent to the Original Quarterly Report. Accordingly, this Quarterly Report should be read in conjunction with the Original Quarterly Report and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Quarterly Report.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2022. The Company’s management has concluded that, in light of the errors described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as a result thereof as of September 30, 2022. Management performed additional analysis as deemed necessary to ensure that the Company’s unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles and intends to implement remediation steps to improve its disclosure controls and procedures and its internal controls over financial reporting. Specifically, the Company intends to work closely with its financial advisors to ensure balances being recorded at each period end represent the accurate amounts the Company owes. For a discussion of management’s consideration of its disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Amended Quarterly Report.

CLIMATEROCK

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

The accompanying notes are an integral part of these financial statements

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLIMATEROCK

BALANCE SHEET (UNAUDITED)

	September 30, 2022 (Unaudited) (As restated)	December 31, 2021
ASSETS
Current assets:
Cash	$363,891	$—
Prepaid expenses	191,653	—
Deferred offering costs	—	83,343
Investment held in trust account	80,371,576	—
Total current assets	80,927,120	83,343

TOTAL ASSETS	$80,927,120	$83,343

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accrued liabilities	$593,668	$—
Loan payable - related party	180,000	63,073
Deferred underwriting commission payable	2,362,500	—
Total current liabilities	3,136,168	63,073

TOTAL LIABILITIES	$3,136,168	$63,073

COMMITMENTS AND CONTINGENCIES
Class A common stock, $0.0001 par value, subject to possible redemption. 7,875,000 shares at redemption value of $10.21 per share, including dividends earned in trust account	$80,371,576	$—
Total commitments and contingencies	80,371,576	—

SHAREHOLDERS’ (DEFICIT) EQUITY
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 118,125 issued and outstanding (excluding 7,875,000 shares subject to possible redemption as of September 30, 2022)	$12	$—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1,968,750 and 2,156,250 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively (1)	197	216
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	24,784
Accumulated deficit	(2,580,833)	(4,730)
Total shareholders’ (deficit) equity	$(2,580,624)	$20,270

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$80,927,120	$83,343

(1)	The number of ordinary shares issued and outstanding at December 31, 2021 includes an aggregate of up to 281,250 shares of non-redeemable founder shares that are subject to forfeiture if the underwriter does not exercise the over-allotment option. In connection with the closing of the initial public offering and the underwriter’s partial exercise of over-allotment option on May 2, 2022, 93,750 of the founder shares were no longer subject to forfeiture, and 187,500 of the founder shares were forfeited.

The accompanying notes are an integral part of these financial statements

CLIMATEROCK

STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30, 2022 (As restated)	Nine Months Ended September 30, 2022 (As restated)
Operating expenses
Formation and operating costs	$761,514	$1,034,383
Net loss from operations	$(761,514)	$(1,034,383)

Other income
Unrealized investment income on trust account	353,596	440,326
Total other income	$353,596	$440,326

Net loss	$(407,918)	$(594,057)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	7,875,000	4,384,615
Non-redeemable ordinary shares, basic and diluted	2,086,875	1,992,967

Redeemable ordinary shares, basic and diluted	$(0.03)	$0.85
Non-redeemable ordinary shares, basic and diluted	$(0.08)	$(2.16)

The accompanying notes are an integral part of these financial statements

CLIMATEROCK

STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY AS RESTATED (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	CLASS A ORDINARY SHARES		CLASS B ORDINARY SHARES		PREFERENCE SHARES		ADDITIONAL	ACCUMULATED	TOTAL SHAREHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	PAID-IN CAPITAL	DEFICIT (AS RESTATED)	(DEFICIT) EQUITY (AS RESTATED)
Balances - December 31, 2021	—	$—	2,156,250	$216	—	$—	$24,784	$(4,730)	$20,270
Net loss	—	—	—	—	—	—	—	(1,200)	(1,200)
Balances - March 31, 2022	—	—	2,156,250	216	—	—	24,784	(5,930)	19,070
Forfeiture of 187,500 Class B ordinary shares by initial shareholder	—	—	(187,500)	(19)	—	—	19	—	—
Sale of 7,875,000 units at $10 per unit in the initial public offering, including over-allotment, net of underwriters’ discount and offering expenses	7,875,000	788	—	—	—	—	73,655,270	—	73,656,058
Issuance of 118,125 underwriter units, including over-allotment	118,125	12	—	—	—	—	946,169	—	946,181
Sale of 3,762,500 warrants in private placement	—	—	—	—	—	—	3,762,500	—	3,762,500
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	(7,875,000)	(788)	—	—	—	—	(78,388,742)	(1,628,449)	(80,017,979)
Net loss	—	—	—	—	—	—	—	(184,940)	(184,940)
Balances - June 30, 2022	118,125	12	1,968,750	197	—	—	—	(1,819,319)	(1,819,110)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(353,596)	(353,596)
Net loss (As restated)	—	—	—	—	—	—	—	(407,918)	(407,918)
Balances - September 30, 2022 (As restated)	118,125	12	1,968,750	197	—	—	—	(2,580,833)	(2,580,624)

(1)	The number of ordinary shares issued and outstanding at December 31, 2021 includes an aggregate of up to 281,250 shares of non-redeemable founder shares that are subject to forfeiture if the underwriter does not exercise the over-allotment option. In connection with the closing of the initial public offering and the underwriter’s partial exercise of over-allotment option on May 2, 2022, 93,750 of the founder shares were no longer subject to forfeiture, and 187,500 of the founder shares were forfeited.

The accompanying notes are an integral part of these financial statements

CLIMATEROCK

AS RESTATED STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

Cash flows from operating activities:
Net loss (As restated)	$(594,057)
Adjustment to reconcile net loss to net cash in operating activities:
Unrealized investment income received in trust account	(440,326)
Changes in operating assets and liabilities:
Accrued liabilities (As restated)	593,668
Prepaid expenses	(191,653)
Net cash used in operating activities	$(632,368)

Cash flows from investing activities:
Cash deposited in trust account	(79,931,250)
Net cash used in investing activities	$(79,931,250)

Cash flows from financing activities:
Proceed from related party loan	185,150
Repayment of related party loans	(217,641)
Proceeds from sale of units in the initial public offering, including over-allotment	78,750,000
Payment of underwriting fee and other offering costs	(1,552,500)
Proceeds from sale of warrants in private placement	3,762,500
Net cash provided by financing activities	$80,927,509

Net increase in cash	$363,891
Cash at beginning of period	—
Cash at end of period	$363,891

Non-cash investing and financial activities:
Deferred offering costs paid by related party	$149,418
Deferred underwriting commission charged to additional paid in capital	2,362,500
Allocation of offering costs to Class A ordinary shares subject to redemption	304,011
Issuance of representative shares	946,181
Initial value of public shares subject to possible redemption	71,851,500
Reclassification of offering costs related to public shares	(4,647,702)
Remeasurement adjustment on public shares subject to possible redemption	13,167,778

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 3,762,500 warrants (“Private Placement Warrants”) at a price of $1.00 per warrant to the Company’s sponsor, U.N. SDG Support LLC, a Delaware limited liability company (“Sponsor”), generating gross proceeds of $3,762,500 (see Note 5).

Offering costs amounted to $5,093,930, consisting of $1,181,250 of underwriting fees, $2,362,500 of deferred underwriting commissions payable (which are held in the Trust Account as defined below), $946,169 of representative shares (see Note 7), and $604,011 of other offering costs. As described in Note 7, the $2,362,500 of deferred underwriting commissions payable is contingent upon the consummation of a Business Combination, subject to the terms of the underwriting agreement.

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

CLIMATEROCK

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

The Company will provide holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially approximately $10.15 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7).

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

Going concern and management’s plan (As restated)

As of September 30, 2022, the Company has a cash balance of $363,891 and a working capital deficit of $(218,124), excluding the cash currently held in the Trust Account and the deferred compensation payable upon consummation of a Business Combination. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the financial statements. Prior to consummation of a Business Combination, the Company has the ability to secure additional funding from the Sponsor or other related parties. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within 12 months (or 18 months, as applicable) (the “Combination Period”). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s proxy statement/prospectus included in the Form F-4 registration statement with respect to the Company’s proposed business combination with E.E.W. Eco Energy World PLC, a company formed under the laws of England and Wales (“EEW”), Management identified errors made in its financial statements with respect to its recording and accrual of certain expenses in the proper period. In the third quarter of 2022, the Company incurred legal expenses with two vendors related to the Business Combination Agreement. The service was delivered throughout the third quarter of 2022, but the fees were not properly recorded in accordance with U.S. Generally Accepted Accounting Principles. This restatement note presents the changes from the previously reported balances to the adjusted balances as of and for the three and nine months ended September 30, 2022. These errors resulted in an adjustment to the net income.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

Balance Sheet as of September 30, 2022	As Previously Reported	Adjustment	As Restated
Accrued liabilities	$265,545	$328,123	$593,668
Current liabilities	$2,808,045	$328,123	$3,136,168
Total liabilities	$2,808,045	$328,123	$3,136,168
Accumulated deficit	$(2,252,710)	$(328,123)	$(2,580,833)
Total shareholders’ deficit	$(2,252,501)	$(328,123)	$(2,580,624)

CLIMATEROCK

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

Statement of Operation for the three months ended September 30, 2022	As Previously Reported	Adjustment	As Restated
Formation and operating costs	$433,391	$328,123	$761,514
Net loss	$(79,795)	$(328,123)	$(407,918)
Redeemable ordinary shares, basic and diluted	$—	$(0.03)	$(0.03)
Non-redeemable ordinary shares, basic and diluted	$(0.04)	$(0.04)	$(0.08)

Statement of Operation for the nine months ended September 30, 2022	As Previously Reported	Adjustment	As Restated
Formation and operating costs	$706,260	$328,123	$1,034,383
Net loss	$(265,934)	$(328,123)	$(594,057)
Redeemable ordinary shares, basic and diluted	$0.90	$(0.05)	0.85
Non-redeemable ordinary shares, basic and diluted	$(2.11)	$(0.05)	$(2.16)

Statement of Stockholders’ Deficit for the three months ended September 30, 2022	As Previously Reported	Adjustment	As Restated
Net loss	$(79,795)	$(328,123)	$(407,918)
Accumulated deficit	$(2,252,710)	$(328,123)	$(2,580,833)
Total shareholders’ deficit	$(2,252,501)	$(328,123)	$(2,580,624)

Statement of Cash Flows for the nine months ended September 30, 2022	As Previously Reported	Adjustment	As Restated
Net loss	$(265,934)	$(328,123)	$(594,057)
Accrued liabilities	$265,545	$328,123	$593,668

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CLIMATEROCK

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income on trust account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. (see Note 9).

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

CLIMATEROCK

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

Deferred offering costs

The Company complies with the requirements of the Financial Accounting Standard Board (the “FASB”) Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offerings.” Offering costs, consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering, were charged to shareholders’ equity upon the completion of the Initial Public Offering. As of December 31, 2021, deferred offering costs amounted to $83,343 and consisted of legal, accounting, and underwriting fees. Upon consummation of the Initial Public Offering on May 2, 2022, total offering costs related to the Initial Public Offering were $5,093,930, and was allocated between the Public Shares, public warrants and public rights based on their relative fair values at the date of issuance. Accordingly, $4,647,702 was allocated to the Public Shares and charged to temporary equity (see Note 4).

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

The net income (loss) per share presented in the condensed statement of operations is based on the following:

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Net loss (as restated)	$(407,918)	$(594,057)
Accretion of temporary equity to redemption value	—	(12,727,453)
Net loss including accretion of temporary equity to redemption value (as restated)	$(407,918)	$(13,321,510)
Less: Investment income on trust account to be allocated to redeemable shares	353,596	440,326
Net loss excluding investment income on trust account (as restated)	$(761,514)	$(13,761,836)

	Three months ended September 30, 2022
	Redeemable shares	Non-redeemable shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding investment income on trust account	$(601,987)	$(159,527)
Investment income on trust account	353,596
Allocation of net income/(loss)	$(248,391)	$(159,527)

Denominators:
Weighted-average shares outstanding	7,875,000	2,086,875
Basic and diluted net income/(loss) per share	$(0.03)	$(0.08)

CLIMATEROCK

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

	Nine months ended September 30, 2022
	Redeemable shares	Non-redeemable shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding investment income on trust account	$(9,461,321)	$(4,300,515)
Investment income on trust account	440,326
Accretion of temporary equity to redemption value	12,727,453
Allocation of net income/(loss)	$3,706,458	$(4,300,515)

Denominators:
Weighted-average shares outstanding	4,384,615	1,992,967
Basic and diluted net income/(loss) per share	$0.85	$(2.16)

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

CLIMATEROCK

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. INITIAL PUBLIC OFFERING

On May 2, 2022, the Company consummated its Initial Public Offering of 7,875,000 Units, including 375,000 Units that were issued pursuant to the underwriters’ partial exercise of their over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $78,750,000.

Each unit consists of one Class A ordinary share, one-half of one redeemable warrant and one right. Each whole warrant entitles the holder thereof to purchase one ordinary share for $11.50 per share, subject to certain adjustment. Each right entitles the holder to receive one-tenth of one ordinary share upon consummation of the Company’s initial Business Combination (see Note 8).

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

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder shares

On December 30, 2021, the Company issued 2,156,250 of its Class B ordinary shares to the Sponsor (the “Founder Shares”) for $25,000 at a par value of $0.0001, which included an aggregate of up to 281,250 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7). The Sponsor had paid $25,000 in exchange for the shares through a related party before December 31, 2021.

Since the underwriters partially exercised the over-allotment option in respect of 375,000 Units and, as agreed with the Company, the underwriters waived their right to further exercise the option (see Note 7), a total of 93,750 of the Founder Shares were no longer subject to forfeiture on May 2, 2022, and 187,500 of the Founder Shares were forfeited, resulting in an aggregate of 1,968,750 Founder Shares issued and outstanding.

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

On September 21, 2022, the Company entered into a loan agreement with Eternal B.V. (the “Lender”) in the principal amount of up to $180,000, on an unsecured basis and bearing no interest (the “Eternal B.V. Loan”). The Eternal BV Loan is available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is March 31, 2024. The Lender is controlled by Charles Ratelband V, the Company’s Executive Chairman of the board of directors (the “Board”). As of September 30, 2022, the outstanding balance of the loan payable to affiliate was $180,000 and no interest was accrued.

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

CLIMATEROCK

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

Underwriting agreement

On October 21, 2021, the Company engaged Maxim as its underwriter. The Company granted the underwriters a 45-day option until June 11, 2022 to purchase up to 1,125,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On May 2, 2022, the underwriters partially exercised this option in respect of 375,000 Units and, as agreed with the Company, the underwriters waived their right to further exercise the option on May 5, 2022.

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

CLIMATEROCK

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

Transaction Expenses

On August 17, 2022, the Company entered into an agreement (the “Maxim Agreement”) with Maxim to pay a fee (the “Success Fee”) for certain financial advisory services upon completion of a potential business combination with one or more one or more target companies (the “Transaction”). On October 3, 2022, the Company amended its agreement with Maxim (the “Amendment”). As amended, the Maxim Agreement provides that the Company shall pay to Maxim, upon Closing of such Transaction(s), a fee based upon the amount of cash the Company has in Trust immediately prior to consummation of the Transaction and/or contributed to the Transaction. If the amount of such cash is less than $50,000,000, Maxim’s fee shall be equal to $200,000 in cash and an additional $150,000 of common stock of the post-Transaction Company (the “Common Stock”). If the amount of such cash is equal to or greater than $40 million, the success shall be $500,000 cash. If the amount of such cash is equal to or greater than $75 million, the Success Fee shall be $500,000 cash plus an additional $500,000 payable in either cash or Common Stock, at the option of the Company. The Common Stock shall be issued to Maxim Partners LLC, shall be valued at the same price per share/exchange ratio as in the definitive Transaction documentation, and it shall have unlimited piggyback registration rights. The Success Fee shall be paid upon the consummation of the Transaction.

On July 11, 2022, the Company entered into an advisory services agreement (the “Alantra Agreement”) with ALANTRA and U.N. SDG Support Holdings LLC (“Sponsor Entity”). On October 3, 2022, the Company amended its agreement with ALANTRA. As amended, the Alantra Agreement provides that the Company will pay ALANTRA, for certain M&A advisory services, a retainer of $15,000 at signing of the engagement letter and $20,000 per month that is due and payable on the last day of each month for a maximum period of five months. Should the aggregated Transaction value be above $400,000,000, the retainer fee will increase up to $40,000 per month with the same maximum five-month period for the payment of any retainer fee.

The Company also agreed to pay certain transaction fees (“Transaction Success Fee”) as follows, if a Transaction which is introduced by ALANTRA or by another institution to which no fees are due by the Company (e.g. an institution acting on behalf of a Target) is completed, the following remuneration will be due to ALANTRA as a remuneration for its services:

●	$1,600,000 payable by the Company

●	$1,600,000 payable by or on behalf of the Sponsor Entity

If a transaction is Completed in North America, Asia, or Africa which is not introduced by ALANTRA and such Transaction requires an introductory, coadvisory, or similar fee due by the Company, the Company shall pay ALANTRA a Transaction Success Fee in the form of:

●	For the first $300,000,000 of aggregated value of the Transaction, 0.85% of each Transaction purchase price

●	For the aggregated value of the Transaction above the first $300,000,000, 0.4% of each Transaction purchase price

Notwithstanding the above, it is agreed that if a Transaction is completed, the Transaction Success Fee will be subject to a minimum of EUR 1,000,000.

Each Transaction Success Fee shall be payable upon consummation of the applicable Transaction (i.e. when the transaction is closed, following fulfillment, if applicable, of conditions precedent) regardless of (i) the calendar for the payment of the price, (ii) how the purchase price is funded, (iii) and any deferred payment subsequent to consummation of the Transaction, or (iv) any adjustment to the price of the Transaction subsequent to consummation (“Completion”).

CLIMATEROCK

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. SHAREHOLDER’S EQUITY

Class A Ordinary Shares  — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of  $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 118,125 and zero Class A shares issued and outstanding, respectively.

Class B Ordinary Shares  — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of  $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 1,968,750 and 2,156,250 Class B ordinary shares outstanding, respectively. As of December 31, 2021, the Class B ordinary shares outstanding included an aggregate of up to 281,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). Since the underwriters partially exercised the over-allotment option in respect of 375,000 Units and, as agreed with the Company, the underwriters waived their right to further exercise the option (see Note 7), a total of 93,750 of the Founder Shares were no longer subject to forfeiture on May 2, 2022, and 187,500 of the Founder Shares were forfeited, resulting in an aggregate of 1,968,750 Founder Shares issued and outstanding.

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

CLIMATEROCK

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

CLIMATEROCK

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 9. FAIR VALUE MEASUREMENTS

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

NOTE 10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2022, up through the date the Company issued the financial statements.

On October 6, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with ClimateRock Holdings Limited, a Cayman Islands exempted company (“Pubco”), ClimateRock Merger Sub Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco (“Merger Sub”), and EEW.

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

CLIMATEROCK

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

On October 3, 2022 the Company amended the Maxim Agreement and the Alantra Agreement. The Company entered into that certain first amendment (the “Amendment”), pursuant to which, the Letter Agreement was amended to decrease the Success fee, which is determined by aggregate Transaction value, as well as, location of Transaction is Completed. See Note 7 for a discussion of the Maxim Agreement and Alantra Agreement and respective amendments thereto.

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

On November 12, 2022, the Company entered into a loan agreement with the Lender in the principal amount of up to $300,000, on an unsecured basis and bearing no interest (the “Eternal B.V. Loan”). The Eternal B.V. Loan is available to be drawn down from November 12, 2022 to March 31, 2024, and its maturity date is March 31, 2024.

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

The following discussion and analysis of our financial condition and results of operations has been amended and restated to give effect to the restatement, as described in Note 2, of our unaudited interim financial statements and should be read in conjunction with the unaudited financial statements and the notes thereto included in this Quarterly Report under “Item 1 Financial Statements”. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations (As restated)

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

For the three months ended September 30, 2022, the Company reported a net loss of $407,918, which consists of general and administrative expenses, offset by $353,596 of investment income earned in the Trust Account.

For the nine months ended September 30, 2022, the Company reported a net loss of $594,057, which consists of general and administrative expenses, offset by $440,326 of investment income earned in the Trust Account.

Liquidity and Capital Reserves (As restated)

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). On September 21, 2022, we entered into a loan agreement with Eternal B.V. (the “Lender”) in the principal amount of up to $180,000, on an unsecured basis and bearing no interest (the “Eternal B.V. Loan”). The Eternal BV Loan is available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is March 31, 2024. Additionally, on November 12, 2022, we entered into a loan agreement with the Lender in the principal amount of up to $300,000, on an unsecured basis and bearing no interest (the “Eternal B.V. Loan”). The Eternal B.V. Loan is available to be drawn down from November 12, 2022 to March 31, 2024, and its maturity date is March 31, 2024. The Lender is controlled by Charles Ratelband V, the Company’s Executive Chairman of the board of directors (the “Board”). As of September 30, 2022, the outstanding balance of the loan payable to affiliate was $180,000 and no interest was accrued.

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

Transaction Expenses

On August 17, 2022, we entered into an agreement (the “Maxim Agreement”) with Maxim to pay a fee (the “Success Fee”) for certain financial advisory services upon completion of one or more successful transactions. On October 3, 2022, the Company amended its agreement with Maxim (the “Amendment”). As amended, the Maxim Agreement provides that we shall pay to Maxim, upon Closing of such Transaction(s), a fee based upon the amount of cash the Company has in Trust immediately prior to consummation of the Transaction and/or contributed to the Transaction. If the amount of such cash is less than $50,000,000, Maxim’s fee shall be equal to $200,000 in cash and an additional $150,000 of common stock of the post-Transaction Company (the “Common Stock”). If the amount of such cash is equal to or greater than $40 million, the success shall be $500,000 cash. If the amount of such cash is equal to or greater than $75 million, the Success Fee shall be $500,000 cash plus an additional $500,000 payable in either cash or Common Stock, at the option of the Company. The Common Stock shall be issued to Maxim Partners LLC, shall be valued at the same price per share/exchange ratio as in the definitive Transaction documentation, and it shall have unlimited piggyback registration rights. The Success Fee shall be paid upon the consummation of the Transaction.

On July 11, 2022, we entered into an advisory services agreement (the “Alantra Agreement”) with ALANTRA and Sponsor Entity. On October 3, 2022, the Company amended its agreement with ALANTRA. We will pay ALANTRA, for certain M&A advisory services, a retainer of $15,000 at signing of the engagement letter and $20,000 per month that is due and payable on the last day of each month for a maximum period of five months. Should the aggregated Transaction value be above $400,000,000, the retainer fee will increase up to $40,000 per month wit the same maximum five-month period for the payment of any retainer fee.

We also agreed to pay certain transaction fees (“Transaction Success Fee”) as follows, if a Transaction which is introduced by ALANTRA or by another institution to which no fees are due by the Company (e.g. an institution acting on behalf of a Target) is Completed the following remuneration will be due to ALANTRA as a remuneration for its services:

●	$1,600,000 payable by the Company

●	$1,600,000 payable by or on behalf of the Sponsor Entity

If a transaction is completed in North America, Asia, or Africa which is not introduced by ALANTRA and such Transaction requires an introductory, coadvisory, or similar fee due by us, we shall pay ALANTRA a Transaction Success Fee in the form of:

●	For the first $300,000,000 of aggregated value of the Transaction, 0.85% of each Transaction purchase price

●	For the aggregated value of the Transaction above the first $300,000,000, 0.4% of each Transaction purchase price

Notwithstanding the above, it is agreed that if a Transaction is completed, the Transaction Success Fee will be subject to a minimum of EUR 1,000,000.

Each Transaction Success Fee shall be payable upon consummation of the applicable Transaction (i.e. when the transaction is closed, following fulfillment, if applicable, of conditions precedent) regardless of (i) the calendar for the payment of the price, (ii) how the purchase price is funded, (iii) and any deferred payment subsequent to consummation of the Transaction, or (iv) any adjustment to the price of the Transaction subsequent to consummation (“Completion”).

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

On September 21, 2022, the Company entered into a loan agreement with Eternal B.V. (the “Lender”) in the principal amount of up to $180,000, on an unsecured basis and bearing no interest (the “Eternal B.V. Loan”). The Eternal BV Loan is available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is March 31, 2024. The Lender is controlled by Charles Ratelband V, the Company’s Executive Chairman of the board of directors (the “Board”). As of September 30, 2022, the outstanding balance of the loan payable to affiliate was $180,000 and no interest was accrued.

Additionally, on November 12, 2022, the Company entered into a loan agreement with the Lender in the principal amount of up to $300,000, on an unsecured basis and bearing no interest (the “Eternal B.V. Loan”). The Eternal B.V. Loan is available to be drawn down from November 12, 2022 to March 31, 2024, and its maturity date is March 31, 2024.

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

Advisory Services

On September 21, 2022, the Company entered into the Letter Agreement with Gluon to pay a Transaction Success Fee upon completion of one or more successful transactions. The Company will pay Gluon $500,000 upon completion of one or more transactions with an aggregate purchase price of less than $400,000,000; and, an additional $500,000 upon completion of one or more transactions with an aggregate purchase price of more than $400,000,000. This means the total remuneration for transactions with a purchase price more than $400,000,001 would be $1,000,000. The transactions purchase price will correspond to the price paid to the sellers of the applicable target, including cash, debt, and equity funded payments. Each Transaction Success Fee will be payable upon consummation of the applicable transaction, regardless of (i) the calendar for the payment of the purchase price, (ii) how the purchase price is funded, (iii) any deferred payment subsequent to consummation of the transaction, or (iv) any adjustments to the price of the transaction subsequent to consummation. Following a payment of Transaction Success Fee, any accrued fees payable to the Gluon Group by the Company will be waived.

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

Deferred offering costs

The Company complies with the requirements of the Financial Accounting Standard Board (the “FASB”) Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offerings.” Offering costs, consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering, were charged to shareholders’ equity upon the completion of the Initial Public Offering. As of December 31, 2021, deferred offering costs amounted to $83,343 and consisted of legal, accounting, and underwriting fees. Upon consummation of the Initial Public Offering on May 2, 2022, total offering costs related to the Initial Public Offering were $5,093,930, and was allocated between the Public Shares, public warrants and public rights based on their relative fair values at the date of issuance. Accordingly, $4,647,702 was allocated to the Public Shares and charged to temporary equity (see Note 4).

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) as of September 30, 2022. After filing our original third quarter Form 10-Q, and upon re-evaluation and consultation with our management team, our audit committee concluded that it was appropriate to restate our previously issued financial statements included in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022. As part of such process, we have identified a material weakness in our internal control over financial reporting related to the Company’s recording and accruing of expenses. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2022. The Company’s internal control over financial reporting were not effective, due to a material weakness in our internal control related to certain errors made in the recording and accrual of certain legal expenses for such reporting period. As a result, management performed additional analysis as deemed necessary to ensure that our financial statements included in this Quarterly Report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management intends to implement remediation steps to improve its disclosure controls and procedures and its internal controls over financial reporting. Specifically, the Company intends to work closely with its financial advisors to ensure balances being recorded at each period end represent the accurate amounts the Company

Changes in Internal Control Over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have identified a material weakness in our internal control over financial reporting as of September 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

On November 9, 2022, we filed our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (the “Q3 Form 10-Q”). As described in Note 2, Management identified errors in its financial statements made with respect to its recording and accrual of certain expenses. In the third quarter of 2022, the Company incurred legal expenses with two vendors related to the Business Combination Agreement. The service was delivered throughout the third quarter of 2022 but the fees were not properly recorded in accordance with Generally Accepted Accounting Principles. After filing our original third quarter Form 10-Q, and upon re-evaluation and consultation with our management team, our audit committee concluded that it was appropriate to restate our previously issued financial statements included in the Q3 Form 10-Q. As part of such process, we have identified a material weakness in our internal control over financial reporting related to the Company’s recording and accruing of expenses. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2022. We have taken a number of measures designed to remediate such material weaknesses, however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more than a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Our Chairman, Charles Ratelband V, a Dutch citizen, is sole managing member of our Sponsor and holds an approximate 90% interest in the Sponsor, and therefore we or our Sponsor may constitute a “foreign person” under CFIUS rules and regulations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 17, 2022, the Company entered into an agreement (the “Maxim Agreement”) with Maxim to pay a fee (the “Success Fee”) for certain financial advisory services upon completion of one or more successful transactions. On October 3, 2022, the Company amended its agreement with Maxim (the “Amendment”). As amended, the Maxim Agreement provides that the Company shall pay to Maxim, upon Closing of such Transaction(s), a fee based upon the amount of cash the Company has in Trust immediately prior to consummation of the Transaction and/or contributed to the Transaction. If the amount of such cash is less than $50,000,000, Maxim’s fee shall be equal to $200,000 in cash and an additional $150,000 of common stock of the post-Transaction Company (the “Common Stock”). If the amount of such cash is equal to or greater than $40 million, the success shall be $500,000 cash. If the amount of such cash is equal to or greater than $75 million, the Success Fee shall be $500,000 cash plus an additional $500,000 payable in either cash or Common Stock, at the option of the Company. The Common Stock shall be issued to Maxim Partners LLC, shall be valued at the same price per share/exchange ratio as in the definitive Transaction documentation, and it shall have unlimited piggyback registration rights. The Success Fee shall be paid upon the consummation of the Transaction.

On July 11, 2022, the Company entered into an advisory services agreement (the “Alantra Agreement”) with ALANTRA and U.N. SDG Support Holdings LLC (“Sponsor Entity”). On October 3, 2022, the Company amended its agreement with ALANTRA. As amended, the Alantra Agreement provides that the Company will pay ALANTRA, for certain M&A advisory services, a retainer of $15,000 at signing of the engagement letter and $20,000 per month that is due and payable on the last day of each month for a maximum period of five months. Should the aggregated Transaction value be above $400,000,000, the retainer fee will increase up to $40,000 per month with the same maximum five-month period for the payment of any retainer fee.

The Company also agreed to pay certain transaction fees (“Transaction Success Fee”) as follows, if a Transaction which is introduced by ALANTRA or by another institution to which no fees are due by the Company (e.g. an institution acting on behalf of a Target) is completed, the following remuneration will be due to ALANTRA as a remuneration for its services:

●	$1,600,000 payable by the Company

●	$1,600,000 payable by or on behalf of the Sponsor Entity

If a transaction is Completed in North America, Asia, or Africa which is not introduced by ALANTRA and such Transaction requires an introductory, coadvisory, or similar fee due by the Company, the Company shall pay ALANTRA a Transaction Success Fee in the form of:

●	For the first $300,000,000 of aggregated value of the Transaction, 0.85% of each Transaction purchase price

●	For the aggregated value of the Transaction above the first $300,000,000, 0.4% of each Transaction purchase price

Notwithstanding the above, it is agreed that if a Transaction is completed, the Transaction Success Fee will be subject to a minimum of EUR 1,000,000.

Each Transaction Success Fee shall be payable upon consummation of the applicable Transaction (i.e. when the transaction is closed, following fulfillment, if applicable, of conditions precedent) regardless of (i) the calendar for the payment of the price, (ii) how the purchase price is funded, (iii) and any deferred payment subsequent to consummation of the Transaction, or (iv) any adjustment to the price of the Transaction subsequent to consummation (“Completion”).

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of October 6, 2022, by and among ClimateRock, ClimateRock Holdings Limited, ClimateRock Merger Sub Limited and E.E.W. Eco Energy World PLC. (1)
10.1	Letter Agreement, dated as of September 21, 2022, by and between ClimateRock and Gluon Partners LLP. (1)
10.2	Loan Agreement, dated as of September 21, 2022, by and between ClimateRock and Eternal BV. (1)
10.3	First Amendment to the Letter Agreement, dated October 5, 2022, by and between ClimateRock and Gluon Partners LLP. (1)
10.4	Engagement Letter, dated as of August 17, 2022, by and between ClimateRock and Maxim Group LLC, as amended.*
10.5	First Amendment to the Engagement Letter, dated September 20, 2022, by and between ClimateRock and Maxim Group LLC.*
10.6	Second Amendment to the Engagement Letter, dated October 3, 2022, by and between ClimateRock and Maxim Group LLC.*
10.7	Third Amendment to the Engagement Letter, dated October 4, 2022, by and between ClimateRock and Maxim Group LLC.*
10.8	Advisory Services Agreement, dated as of July 11, 2022, by and between ClimateRock ALANTRA Corporate Finance, S.A.U. and U.N. SDG Support Holdings LLC, as amended.*
10.9	Amendment to the Advisory Services Agreement, dated as of July 11, 2022, by and between ClimateRock ALANTRA Corporate Finance, S.A.U. and U.N. SDG Support Holdings LLC, as amended.*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2022.

SIGNATURE

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 21, 2022	CLIMATEROCK

	By:	/s/ Per Regnarsson
Per Regnarsson
Chief Executive Officer