Form 10-K
period 2022-12-31
ClimateRock
filed 2023-02-17
CIK 1903392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-41363

CLIMATEROCK

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Sloane Avenue London, SW3 3DD, United Kingdom	N/A
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: +44 203 954 0590

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, one-half of one Redeemable Warrant and one Right	CLRCU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	CLRC	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	CLRCW	The Nasdaq Stock Market LLC
Rights, each entitling the holder to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial business combination	CLRCR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

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
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

The aggregate market value of the outstanding shares of the registrant’s Class A ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on June 30, 2022. as reported on the Nasdaq Global Market was $77,962,500.

As of February 17, 2023, there were 7,993,125 Class A ordinary shares, par value $0.0001 per share, and 1,968,750 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

CLIMATEROCK
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022
TABLE OF CONTENTS

i

PART 1

Item 1. Business.

Overview

We are a blank check company formed on December 6, 2021 as a Cayman Islands exempted company for the purpose of effecting an initial business combination. We may pursue an initial business combination target in any industry or sector, but we are focused on acquiring a target within the sustainable energy industry in the OECD countries, including climate change, environment, renewable energy and emerging, clean technologies, such as EEW. While we are not limited to investing in a company in a specific geographic region, we are focused on the OECD countries and regions with strong policy and regulatory support for the green energy transition. Management believes that this offers considerable, attractive acquisition opportunities given the current OECD ESG principles and the opportunity for growth and financial return.

Initial Public Offering

On May 2, 2022, we consummated our initial public offering of 7,875,000 units, including 375,000 units that were issued pursuant to the underwriters’ partial exercise of their over-allotment option. Each unit consists of one public share, one-half of one public warrant, and one public right. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $78,750,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 3,762,500 private placement warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $3,762,500.

A total of $79,931,250 of the net proceeds from the initial public offering and the sale of the private placement warrants was placed in the trust account maintained by Continental acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Per Regnarsson, our Chief Executive Officer and a director on our board. Mr. Regnarsson is supported by Charles Ratelband V, the Executive Chairman of our board of directors. We must complete our initial business combination by May 2, 2023, 12 months from the closing of our initial public offering. If our initial business combination is not consummated by May 2, 2023, then our existence will terminate, and we will distribute all amounts in the trust account. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may extend the period of time to consummate a business combination by two additional three month periods (for a total of up to 18 months to complete a business combination) as described below.

EEW Business Combination

This section describes the material provisions of the EEW Business Combination Agreement but does not purport to describe all of the terms thereof. The following summary is qualified in its entirety by reference to the complete text of the EEW Business Combination Agreement, a copy of which is attached hereto as Exhibit 2.1. Unless otherwise defined herein, the capitalized terms used below are defined in the EEW Business Combination Agreement.

General Description of the EEW Business Combination Agreement

On October 6, 2022, we entered into the EEW Business Combination Agreement with Pubco, Merger Sub and EEW. Pursuant to the EEW Business Combination Agreement, subject to the terms and conditions set forth therein, at the EEW Closing, (a) Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity, as a result of which, (i) the Company shall become a wholly-owned subsidiary of Pubco, and (ii) each issued and outstanding security of the Company immediately prior to the Effective Time will no longer be outstanding and will automatically be cancelled, in exchange for the right of the holder thereof to receive a substantially equivalent security of Pubco, and (b)(i) Pubco will make an offer to acquire each issued and outstanding EEW ordinary share in consideration for the issue and allotment of substantially equivalent securities in Pubco and (ii) Pubco will also offer each holder of EEW’s outstanding unvested and vested options to purchase EEW ordinary shares, replacement options to purchase Pubco Ordinary Shares, all upon the terms and subject to the conditions set forth in the EEW Business Combination Agreement and in accordance with the applicable provisions of the Companies Law of the Cayman Islands and the laws of England and Wales. We expect to close the EEW Business Combination in the first half of 2023.

Company Share Transfer and Pubco Offer

The total consideration to be offered by Pubco to the Sellers will be a number of Pubco Ordinary Shares (the “Exchange Shares”) with an aggregate value equal to Six Hundred Fifty Million U.S. Dollars ($650,000,000), with each Pubco Ordinary Share valued at an amount equal to the price at which each of the Company’s ordinary share is redeemed or converted pursuant to the redemption of the Company’s ordinary shares pursuant to the Company’s organizational documents (the “Redemption Price”).

Once the EEW Registration Statement, which shall include the Exchange Offer Prospectus (as defined below), has become effective, Pubco will make an offer in accordance with the applicable rules and regulation under the United Kingdom Companies Act 2006 (c 46), as amended (the “UK Act”), to acquire all of the issued and to be issued ordinary shares of EEW by promptly distributing the EEW Registration Statement together with a form of shareholder acceptance to all EEW shareholders (the “Pubco Offer”). The Pubco Offer will be subject to the following two conditions: (i) the holders of not less than 90% of the EEW ordinary shares (or such lower percentage as Pubco, with the consent of EEW, may decide) shall have accepted the Pubco Offer, and (ii) all of the other conditions under the EEW Business Combination Agreement shall have been either satisfied or waived, at which point Pubco may declare the Pubco Offer wholly unconditional.

As a result of declaring the Pubco Offer wholly unconditional, the EEW Business Combination Agreement will also become unconditional and Pubco shall be contractually obligated to acquire each EEW ordinary share that has validly accepted the Pubco Offer in accordance with its terms and the UK Act, in consideration for the issuance and allotment of a number of Exchange Shares equal to the Per Share Price (as defined in the EEW Business combination Agreement) divided by the Redemption Price (the “Conversion Ratio”). Pubco will, promptly following the date that the Pubco Offer becomes unconditional, serve statutory squeeze out notices, in accordance with the UK Act, on all holders of the EEW ordinary shares that have not, at the date of such notice, accepted the Pubco Offer with respect to their EEW ordinary shares.

In addition, Pubco will make an offer to the holders of each outstanding option to purchase EEW ordinary shares (whether vested or unvested) to replace such options with options over Pubco Ordinary Shares (each a “Pubco Option”). Each Pubco Option will: (i) give the holder the right to acquire a number of Pubco ordinary shares equal to (A) the number of EEW ordinary shares that the EEW option had the right to acquire immediately prior to the Effective Time (had such EEW options been fully vested at the Effective Time), multiplied by (B) the Conversion Ratio; (ii) have an exercise price equal to the quotient of (A) the exercise price of the EEW option (expressed in US Dollars), divided by the Conversion Ratio and (iii) be subject to the same vesting schedule as the applicable EEW option.

Representations and Warranties

The EEW Business Combination Agreement contains a number of representations and warranties made by the parties as of the date of such agreement or other specific dates solely for the benefit of certain of the parties to the EEW Business Combination Agreement, which in certain cases are subject to specified exceptions and materiality, Material Adverse Effect (as defined below), knowledge and other qualifications contained in the EEW Business Combination Agreement or in information provided pursuant to certain disclosure schedules to the EEW Business Combination Agreement. “Material Adverse Effect” as used in the EEW Business Combination Agreement means with respect to any specified person or entity, any fact, event, occurrence, change or effect that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the business, assets, liabilities, results of operations, or financial condition of such person or entity and its subsidiaries, taken as a whole, or the ability of such person or entity or any of its subsidiaries on a timely basis to consummate the transactions contemplated by the EEW Business Combination Agreement, or to perform its obligations under the EEW Business Combination Agreement or any agreement ancillary thereto, in each case subject to certain customary exceptions. The representations and warranties made by the parties are customary for transactions similar to the EEW Transactions.

In the EEW Business Combination Agreement, EEW made certain customary representations and warranties to the Company, including among others, related to the following: (1) corporate matters, including due organization, existence and good standing; (2) authority and binding effect relative to execution and delivery of the EEW Business Combination Agreement and other ancillary documents; (3) capitalization; (4) subsidiaries; (5) governmental approvals; (6) non-contravention; (7) financial statements; (8) absence of certain changes; (9) compliance with laws; (10) permits; (11) litigation; (12) material contracts; (13) intellectual property; (14) taxes and returns; (15) real property; (16) personal property; (17) title to and sufficiency of assets; (18) employee matters; (19) benefit plans; (20) environmental matters; (21) transactions with related persons; (22) insurance; (23) certain business practices; (24) renewable energy matters; (25) Investment Company Act of 1940; (26) finders and brokers; (27) information supplied; and (28) independent investigation.

In the EEW Business Combination Agreement, the Company made certain customary representations and warranties to EEW and Pubco, including among others, related to the following: (1) corporate matters, including due organization, existence and good standing; (2) authority and binding effect relative to execution and delivery of the EEW Business Combination Agreement and other ancillary documents; (3) governmental approvals; (4) non-contravention; (5) capitalization; (6) the SEC filings and financial statements; (7) reporting company and listing; (8) absence of certain changes; (9) compliance with laws; (10) litigation, orders and permits; (11) taxes and returns; (12) employees and employee benefit plans; (13) properties; (14) material contracts; (15) transactions with affiliates; (16) Investment Company Act of 1940; (17) finders and brokers; (18) certain business practices; (19) insurance; (20) information supplied; (21) independent investigation; (22) the trust account and (23) lock-up agreements.

Additionally, each of Pubco and Merger Sub made certain customary representations and warranties to the Company with respect to Pubco and Merger Sub, including representations and warranties related to the following: (1) corporate matters, including due organization, existence and good standing; (2) authority and binding effect relative to execution and delivery of the EEW Business Combination Agreement and other ancillary documents; (3) governmental approvals; (4) non-contravention; (5) capitalization; (6) title and ownership of the Pubco shares to be issued to the Sellers; (7) Pubco and Merger Sub activities; (8) foreign private issuer status; (9) finders and brokers; (10) Investment Company Act of 1940; (11) information supplied; and (12) independent investigation.

None of the representations and warranties of the parties shall survive the EEW Closing.

Covenants of the Parties

Each party agreed in the EEW Business Combination Agreement to use its commercially reasonable efforts to effect the EEW Closing. The EEW Business Combination Agreement also contains certain customary covenants by each of the parties during the period between the signing of the EEW Business Combination Agreement and the earlier of the EEW Closing or the termination of the EEW Business Combination Agreement in accordance with its terms, including covenants regarding: (1) the provision of access to their properties, books and personnel; (2) the operation of their respective businesses in the ordinary course of business; (3) the Company’s public filings and EEW’s interim financial statements; (4) no solicitation of, or entering into, any alternative competing transactions; (5) no insider trading; (6) notifications of certain breaches, consent requirements or other matters; (7) efforts to consummate the EEW Closing and obtain third party and regulatory approvals; (8) further assurances; (9) public announcements; (10) confidentiality; (11) indemnification of directors and officers; (12) use of trust proceeds after the EEW Closing; and (13) efforts to support a private placement or backstop arrangements, if sought.

The parties also agreed to take all necessary actions to cause Pubco’s board of directors immediately after the EEW Closing to consist of a board of between seven (7) to nine (9) directors, comprised of: (A) if there are seven (7) directors: (i) two (2) persons who are designated by the Company prior to the EEW Closing upon mutual agreement with EEW’s chairman, and (ii) five (5) persons who are designated by EEW prior to the EEW Closing; and (B) if there are nine (9) directors: (i) three (3) persons who are designated by the Company prior to the EEW Closing upon mutual agreement with EEW’s chairman, and (ii) six (6) persons who are designated by EEW prior to the EEW Closing. The initial directors designated by the Company will include Charles Ratelband and Per Regnarsson.

The Company and Pubco also agreed to prepare, with the reasonable assistance of EEW, and Pubco will file with the SEC, the EEW Registration Statement in connection with the registration under the Securities Act of the issuance of securities of Pubco to the holders of the Company’s securities and EEW securities, which will also contain (i) a proxy statement/prospectus for the purpose of soliciting proxies from the shareholders of the Company for the matters relating to the EEW Transactions to be acted on at the extraordinary general meeting of the shareholders of the Company, and providing such holders with an opportunity to participate in the redemption of all or a portion of their public shares of the Company upon the EEW Closing (the “Redemption”), and (ii) an exchange offer prospectus of Pubco for use in connection with the Pubco Offer to the EEW shareholders (the “Exchange Offer Prospectus”).

The parties also agreed that promptly after the execution of the EEW Business Combination Agreement, EEW would use its best efforts to complete the re-registration of EEW as a private company limited by shares (the “Re-Registration”), including, among other things, passing a special resolution by the requisite majority of EEW’s shareholders to (A) re-register EEW as a private company limited by shares, (B) change the name of EEW to “E.E.W. Eco Energy World Limited” (or such other name as EEW shall nominate) and (C) adopt new articles of association of EEW.

Conditions to EEW Closing

The obligations of the parties to consummate the EEW Transactions are subject to various conditions, including the following mutual conditions of the parties unless waived: (i) the approval of the EEW Business Combination Agreement and the EEW Transactions and related matters by the requisite vote of the Company’s shareholders; (ii) expiration of any waiting period under applicable antitrust laws; (iii) no law or order preventing or prohibiting the EEW Transactions; (iv) the Company having at least $5,000,001 in net tangible assets as of the Closing, after giving effect to the completion of the Redemption, (v) the effectiveness of the EEW Registration Statement; (vi) Pubco’s initial listing application on Nasdaq shall have been approved and (vii) the Pubco Offer shall be declared to be wholly unconditional by Pubco.

In addition, unless waived by EEW, the obligations of EEW to consummate the EEW Transactions are subject to the satisfaction of the following EEW Closing conditions, in addition to the delivery of customary certificates and other closing deliveries: (i) the representations and warranties of (A) the Company relating to authorization and binding effect, organization and standing, capitalization, and finders and brokers, and (B) Pubco relating to authorization and binding effect, organization and standing, finders and brokers, and capitalization being, in each case, true and correct on and as of the EEW Closing in all material respects; (ii) the representations and warranties of the Company relating to absence of certain changes being true and correct in all respects on and as of the EEW Closing; (iii) all other representations and warranties of the Company being true and correct on and as of the EEW Closing, subject to Material Adverse Effect; (iv) the company having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the EEW Business Combination Agreement required to be performed or complied with by it on or prior the date of the EEW Closing; (v) absence of any Material Adverse Effect with respect to the Company since the date of the EEW Business Combination Agreement which is continuing and uncured; and (iv) after taking into consideration the Redemption, the trust account proceeds and the proceeds of any private placement, and payment of EEW’s and the Company’s transaction expenses, the amount of cash available to the Company should equal Forty Million Dollars ($40,000,000) or more at the EEW Closing.

Unless waived by the Company, the obligations of the Company to consummate the EEW Transactions are subject to the satisfaction of the following EEW Closing conditions, in addition to the delivery of customary certificates and other closing deliveries: (i) the representations and warranties of EEW relating to authority and binding effect, finders and brokers, and capitalization being, in each case, true and correct on and as of the EEW Closing in all material respects; (ii) the representations and warranties of EEW relating to absence of certain changes being true and correct in all respects on and as of the EEW Closing; (iii) all other representations and warranties of EEW being true and correct on and as of the EEW Closing, subject to Material Adverse Effect; (iv) EEW having performed in all material respects the respective obligations and complied in all material respects with their respective covenants and agreements under the EEW Business Combination Agreement required to be performed or complied with on or prior the date of the EEW Closing; (v) absence of any Material Adverse Effect with respect to EEW since the date of the EEW Business Combination Agreement which is continuing and uncured, (vi) EEW shall have delivered to the Company a certified copy of the certificate of incorporation of EEW following completion of the Re-registration and (vii) EEW shall have confirmed to the Company in writing that it has informed the Panel on Takeovers and Mergers in the United Kingdom of completion of the Re-registration.

Termination

The EEW Business Combination Agreement may be terminated at any time prior to the EEW Closing by either the Company or EEW if the EEW Closing does not occur by April 29, 2023, or such other date that the parties agree to in writing (the “Outside Date”).

The EEW Business Combination Agreement may also be terminated under certain other customary and limited circumstances at any time prior the EEW Closing, including, among other reasons: (i) by mutual written consent of the Company and EEW; (ii) by either the Company or EEW if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the EEW Transactions, and such order or other action has become final and non-appealable; (iii) by EEW for the Company’s uncured material breach of the EEW Business Combination Agreement, such that the related EEW Closing condition would not be met; (iv) by the Company for the uncured material breach of the EEW Business Combination Agreement by EEW, such that the related EEW Closing condition would not be met; (v) by the Company if there has been a Material Adverse Effect with respect to EEW since the date of the EEW Business Combination Agreement which is uncured and continuing; and (vi) by either the Company or EEW if the Company holds its extraordinary general meeting of its shareholders to approve the EEW Business Combination Agreement and the EEW Transactions and such approval is not obtained.

If the EEW Business Combination Agreement is terminated, all further obligations of the parties under the EEW Business Combination Agreement (except for certain obligations related to publicity, confidentiality, fees and expenses, trust fund waiver, termination and general provisions) will terminate, and no party to the EEW Business Combination Agreement will have any further liability to any other party thereto except for liability for fraud or for willful breach of the EEW Business Combination Agreement prior to termination.

Trust Account Waiver, Non-Recourse and Releases

EEW has agreed that it and its affiliates will not have any right, title, interest or claim of any kind in or to any monies in the Company’s trust account held for its public shareholders, and have agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom).

The parties agreed that all claims or actions that may be based upon, arise out of or relate to the EEW Business Combination Agreement or any of the ancillary documents may only be made against the parties to the EEW Business Combination Agreement and not against any of their past present or future directors, officers, employees, members, managers, partners affiliates, agents, attorneys or representatives.

Governing Law and Arbitration

The EEW Business Combination Agreement is governed by Delaware law, except that the laws of England and Wales, and the laws of Cayman Islands solely to the extent required, shall apply to the Pubco Offer, Company Share Transfer, and the Merger, respectively, in each case without giving effect to the conflict of laws principles. All actions arising out of or relating to the EEW Business Combination Agreement shall be heard and determined exclusively in any state or federal court located in New Castle County, Delaware.

New Registration Rights Agreement

At the EEW Closing, certain Sellers and our sponsor will enter the New Registration Rights Agreement with Pubco, pursuant to which (i) Pubco will assume the registration obligations of the Company under that certain Registration Rights Agreement, dated as of April 27, 2022, by and among the Company, our sponsor and the other “Investors” named therein, which obligations will be applicable to the securities of Pubco; and (ii) such Sellers will receive demand and piggy-back registration rights with respect to the Exchange Shares received in the EEW Transactions.

Shareholder Commitment Letters

Concurrently with execution of the EEW Business Combination Agreement, certain major shareholders of EEW (the “Major Shareholders”) entered into shareholder commitment letters (the “Shareholder Commitment Letters”) with Pubco, pursuant to which the Major Shareholders irrevocably agreed to (i) vote in favor of the Re-Registration and the adoption of new articles of association pursuant to which any EEW ordinary shares issued after the Pubco Offer is declared unconditional would be automatically sold and transferred to Pubco for consideration equivalent to that offered pursuant to the Pubco Offer and (ii) accept the Pubco Offer when it is made and not withdraw such acceptance. The Major Shareholders also agreed to certain restrictions on the sale and transfer of their EEW shares and solicitation with respect to such shares without Pubco’s consent.

Holder Support Agreement

Concurrently with execution of the EEW Business Combination Agreement, our sponsor entered into the Holder Support Agreement, pursuant to which our sponsor agreed, among other things, to vote in favor of the adoption of the EEW Business Combination and the EEW Transactions. In addition, our sponsor agreed to not transfer the Pubco shares it receives for a period of 180 days after the date of the EEW Closing, subject to certain exceptions, including that up to $1.6 million in shares may be sold immediately after the EEW Closing to satisfy obligations due to an advisor of the Company. Our sponsor also agreed to waive the anti-dilution protection for conversion of its Class B ordinary shares of the Company that it would otherwise have upon the consummation of the EEW Business Combination.

The EEW Business Combination Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of such agreement or other specific dates. The assertions embodied in those representations, warranties, covenants and agreements were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The EEW Business Combination Agreement has been filed to provide investors with information regarding its terms, but it is not intended to provide any other factual information about the Company, EEW, Pubco or any other party to the EEW Business Combination Agreement. In particular, the representations and warranties, covenants and agreements contained in the EEW Business Combination Agreement, which were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to the EEW Business Combination Agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the EEW Business Combination Agreement instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors and reports and documents filed with the SEC. Investors should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the EEW Business Combination Agreement. In addition, the representations, warranties, covenants and agreements and other terms of the EEW Business Combination Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations and warranties and other terms may change after the date of the EEW Business Combination Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

The Holder Support Agreement, the Shareholder Commitment Letters and the form of New Registration Rights Agreement are filed with this Report as Exhibits 10.21, 10.22 and 10.23 and 10.24, respectively, and are incorporated herein by reference, and the foregoing descriptions of the New Registration Rights Agreement, Shareholder Commitment Letters and the Holder Support Agreement are qualified in their entirety by reference thereto.

Other than as specifically discussed, this Report does not assume the closing of the EEW Business Combination.

Our Team

We intend to capitalize on the seasoned operating experience of our management team, led by Per Regnarsson, our Chief Executive Officer and a director, who has over 15 years of investment and management experience and successful track record across several sustainable energy sectors. Mr. Regnarsson has strong working relationships with the clean energy investment community in North America, the United Kingdom, Scandinavia and the rest of Europe, including growth capital, infrastructure finance, family offices, major industrial groups and pension funds.

Mr. Regnarsson’s experience extends to the entire value chain and asset life cycles of global renewable energy, including integrated ESG solutions that embrace the circular economy and have real impact. His executive roles include strategic advisory, executive boards, investment decisions and overall project developments. Prior to his involvement in the sustainable energy sectors, Mr. Regnarsson was an investment banker and provided corporate finance and capital markets advisory services to public and private companies in the energy, transportation and engineering sectors.

Mr. Regnarsson is supported by Mr. Charles Ratelband V, who is the founder of WindShareFund, a Netherlands-based private equity firm, and has been serving as the Managing Director since WindShareFund’s creation ten years ago. WindShareFund’s core goal is to make investing in a better environment simple and attractive for a large audience, contributing to the transition to sustainable, green energy. WindShareFund has launched and successfully closed several debt financing vehicles that invest in wind turbines in Germany.

Past performance by the members of our management team in their other endeavors or the other entities with which they are or have been affiliated is not a guarantee of future success. We cannot assure you that any business combination we consummate will be successful. You should not rely on the historical record of our management team’s performance, or the performance of any other entities with which our management team is or has been affiliated, as indicative of our future performance or how an investment in our Company will perform or the returns our Company will, or is likely to, generate going forward.

Business and Investment Strategies

While we may pursue an initial business combination in any industry or geographic region, our investment strategy focuses our efforts in the sustainable energy industry in the OECD countries, specifically within climate change, environment, renewable energy and emerging, clean technologies.

After the 26th United Nations Climate Change conference, commonly known as COP26, there has been renewed pressure for both governments and corporations to accelerate their transition to renewable sources in order to meet de-carbonization targets. Reducing carbon emissions, whether through cleaner energy, alternative modes of production, operation, or other means, is paramount for both political and corporate leaders in shaping and achieving their environmental aspirations. Most environmental scenarios assume that to limit global temperatures to less than a 1.5°C increase in global temperatures in the period 2030-2050 from pre-industrial levels, renewable energy will need to account for least a 60% share of the total global primary energy supply and under the International Energy Agency (“IEA”)’s pathway to net zero target, 90% of global electricity generation in 2050 will need to come from renewable sources, with solar photovoltaic and wind together accounting for nearly 70%. To accomplish this, total annual global investment in clean power and enabling system infrastructure needs to rise from US$380 billion in 2020 to $1.6 trillion by 2030. Given the substantial sums of capital necessary to drive this shift to renewable energy sources, we believe that the public capital markets, supported by project finance lenders, will continue to provide the most efficient pathway for these financing needs.

The key focus of our Company is to invest in a responsible and sustainable manner. All investments and investment vehicles are based on this principle. We also adhere to the principles described in the United Nations Principles for Responsible Investment (“PRI”) and the principles of ESG. By investing accordingly, we want to actively contribute to the Sustainable Development Goals set by the United Nations in 2015, primarily Goal 7 (affordable and clean energy), Goal 11 (sustainable cities and communities), Goal 12 (responsible consumption and production) and Goal 13 (climate action). We focus our efforts to invest in accordance with the following key commercial criteria:

Attractive market opportunity. We believe that there is a clear need for companies that share our corporate values and industry perspective to become part of our publicly listed clean energy platform to allow for accelerated follow-on growth opportunities. Recent global attention to sustainability, economic progress, human capital, along with its social, political and financial environment suggests that the clean energy market will remain a core and growing asset class and provide significant investment opportunities over the next several years. Early leadership in Europe and significant growth opportunities in the Asia-Pacific region will in our opinion spur not only significant demand for green power sources but also greater efficiencies driven by next generation wind, solar, hydro-electric, battery and hydrogen technologies, to name a few.

Objective to invest in green energy and technology companies. We are focused on companies that have sustainable competitive advantages and/or operate green power assets with a mix of contracted and merchant revenue profiles, a need for capital to fund growth activities and/or to scale up power generation capacity, and offer an attractive risk-adjusted return for our shareholders. We also prefer companies which, if combined with us, may have a greater environmental and social impact, considering all stakeholders, if not already in place, and those which work to establish and follow best-in-class sustainability standards, which we believe will create long-term shareholder value.

Experienced management team. Our management team has significant prior experience in capital markets and investment in renewable energy and clean technology. Per Regnarsson and Charles Ratelband V have decades of experience combined when it comes to investment in sustainable energy and clean technology, and a substantial number of connections across the European Union and North America. Messrs. Regnarsson and Ratelband V are supported by Mr. Abhishek Bawa, our Chief Financial Officer. Additional team members include the following independent non-executive directors: (i) Randolph Sesson, Jr., a seasoned investment banker with over 35 years’ experience in leading and growing international firms heavily engaged in capital raising and mergers and acquisitions transactions; (ii) Niels Brix, a seasoned lawyer who has more than 15 years’ experience in the global wind industry and served as a board member of Procon Wind Energy A/S, a Denmark based service company for offshore wind sector; (iii) Caroline Harding, an experienced family office director and chief financial officer; and (iv) Sean Kidney, a regular speaker on climate change and finance.

Substantial Deal Flow. We have been sourcing initial business combination opportunities through existing connections and management team’s network, our management team and board’s broad network of owners, investors, executives and advisors of businesses in the sustainable energy industry.

Business Combination Criteria

Our business combination criteria is not limited to a particular industry sector. However, with the experience of our management team, we are focused on acquiring an initial business combination target in the sustainable energy industry in the OECD countries, specifically within climate change, environment, renewable energy and emerging, clean technologies. Our management team identifies targets that are valuable opportunities and/or in need of strategic growth capital, will benefit from becoming publicly listed, may require refined business approaches to unlock additional value, or may need to repurchase debt, pursue strategic acquisitions or secure working capital.

Aligned with our business and investment strategies, we have identified the following criteria that we believe are important and that use in evaluating initial business combinations. While we utilize these criteria in evaluating initial business combinations, including the EEW Business Combination, no individual criterion entirely determines our decision to pursue a particular opportunity. Further, any particular initial business combination that we ultimately pursue may not meet one or more of these criteria. In assessing prospective targets, we may consider various criteria, including whether such prospects:

●	are engaged in activities that are consistent with our corporate values and industry perspective, and will benefit from a partnership with our Company, our management team’s operating and technical expertise, capital markets experience and extensive network of industry relationships;

●	have a differentiated technology mix, processes, product offerings or services that drive toward an electrified future or support the transition to a more sustainable economy;

●	are fundamentally sound businesses that have a sustainable business model with the ability to successfully navigate the ebbs and flows of an economic downturn and changes in the industry landscape and regulatory environment;

●	have a defensible market position and demonstrate differentiated competitive advantages with high barriers to entry against new competitors;

●	have recurring, predictable revenues and a history of, or the near-term potential to, generate stable and sustainable free cash flow;

●	exhibit unrecognized value, desirable returns on capital, and a need for capital to achieve the company’s growth strategy;

●	are able to structure or ring fence around exposure to legacy assets to the extent desirable to enhance shareholder returns or to reduce volatility of such returns;

●	have the potential for strong and continued growth both organically and through add-on acquisitions and offer an attractive risk-adjusted return for our shareholders;

●	are at an inflection point and would benefit from a catalyst such as incremental capital, innovation through new operational practices, and application of innovative, product creation, or additional management expertise;

●	have publicly or privately-traded peer companies that operate in a similar industry sector or have similar operating metrics which may help establish that the valuation of our initial business combination is attractive relative to such public or private peers;

●	have a positive environmental and social impact, considering all stakeholders, and work to establish and follow best-in-class sustainability standards, which we believe will create long-term shareholder value; and

●	are positioned to be publicly traded and can benefit from having access to broader and more efficient capital markets to drive improved financial performance and achieve key business strategies.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that meets some but not all of the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Competitive Strengths

We believe the sourcing, valuation, diligence, and execution capabilities of our management team provides us with a significant pipeline of opportunities from which to evaluate and select an initial business combination that will benefit from our expertise.

●	Strong Management Team. We leverage the extensive experience of our management team, all of whom have been involved at various levels in acquisitions, financings, and advisory transactions, and have significant experience investing in a variety of economic cycles and jurisdictions, with a track record of identifying high-quality assets with opportunities for optimization. We believe our management team’s ability to originate, effectively diligence, and creatively and thoughtfully structure transactions generate attractive risk-adjusted returns for investors. We believe we benefit from our management team’s successful track record in corporate finance, including Mr. Regnarsson’s and Mr. Ratelband V’s respective experience serving as general partners, corporate executives or board members for both public and private companies.

●	Broad Sourcing Channels and Leading Industry Relationships. We believe the capabilities and relationships associated with our management team provide us with a differentiated pipeline of attractive initial business combination opportunities that could be difficult for other market participants to replicate.

●	Underwriting, Execution, and Structuring Capabilities. Our management team applies to our targets a rigorous analytical review and diligence process that its individual members apply or have applied in their current or past professional experiences. The sensitivity of financial and operational drivers to external factors is a key component of evaluating investment opportunities and pricing risk. We believe our investment discipline allows us to identify opportunities where our management team can create shareholder value, which may include operational or capital structure improvements, as well as the introduction of new technologies and/or products to drive growth.

●	Public Company Operating Expertise. As a result of serving as executive officers and directors of and financial and operating advisors to publicly traded companies, our management team has substantial experience in navigating the challenges of operating as a public company. We anticipate that one or more members of our management team or board would remain on the board of the Company post initial business combination. Per Regnarsson, our Chief Executive Officer and a director, and Charles Ratelband, our Executive Chairman, are expected to serve as directors of Pubco following the consummation of the EEW Business Combination.

●	Renewable Infrastructure Operating Expertise. Our management team brings with it extensive experience in owning and operating assets across a range of renewable energy sectors and technologies including (but not limited to) onshore and offshore wind, solar photovoltaics, biofuels, battery storage projects and hydrogen. Such practical grounding across the sectors gives management a considerable advantage in evaluating and executing on acquisition opportunities and extracting full operating and financial value from a variety of potential projects.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects.

We will have until May 2, 2023 to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by such time, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months from the closing of our initial public offering to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Our shareholders will not be entitled to vote or redeem their shares in connection with any such extension. However, our shareholders will be entitled to vote and redeem their shares in connection with a general meeting held to approve an initial business combination or in a tender offer undertaken in connection with such an initial business combination if we propose such a business combination during either three-month extension period. Pursuant to the terms of our memorandum and articles of association and the trust agreement entered into between us and Continental, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $787,500 ($0.10 per unit, up to an aggregate of $1,575,000) on or prior to the date of the applicable deadline, for each three month extension. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we will, at the option of our sponsor, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate an initial business combination within such time period, we will redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to liquidate and dissolve. We expect the pro rata redemption price to be approximately $10.15 per Class A ordinary share, without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding share capital, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of EEW was substantially in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.

Our Business Combination Process

In evaluating prospective business combinations, such as the EEW Business Combination, we conduct a thorough due diligence review process that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. While EEW is not affiliated with our sponsor, officers, or directors, in the event we do not consummate the EEW Business Combination and seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Certain of our officers and directors indirectly own founder shares and/or private placement warrants. Because of this ownership, our sponsor and our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. In particular, Caroline Harding currently serves as the Chief Financial Officer and a director of Aurora Acquisition Corp., which announced on May 11, 2021 that they entered into a definitive merger agreement with Better HoldCo, Inc., a digital homeownership platform in the U.S. Ms. Harding may simultaneously pursue opportunities for Aurora Acquisition Corp. (to the extent its business combination with Better HoldCo, Inc. is not consummated) and us.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on the current stage of the business combination process.

We believe our management team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships in various industries. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses, such as EEW. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their share capital, shares or other equity interests in the target business for our ordinary shares (or shares of a new holding company) or for a combination of our ordinary and cash, allowing us to tailor the consideration to the specific needs of the sellers. See “EEW Business Combination” above regarding the consideration to be paid in the EEW Business Combination.

Although there are various costs and obligations associated with being a public company, we believe target businesses, such as EEW, will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, such as the EEW Business Combination, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) (a) December 31, 2027 (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30th.

With funds available for an initial business combination in the amount of $81,039,102 (as of December 31, 2022 and assuming no redemptions) available to us before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in any operations and will not engage in any operations until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

See “EEW Business Combination” above for more information regarding the agreements related to the EEW Business Combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination. We have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Additionally, the Company entered into the Gluon Letter Agreement with Gluon Partners for consulting services provided to the Company in connection with the identification, evaluation, and analysis of potential business combination transaction targets and related financing transactions. Per Regnarsson, the Chief Executive Officer and a director of the Company, is the Managing Partner of Gluon Partners. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. While EEW is not an affiliated with our sponsor, officers or directors, in the event we do not consummate the EEW Business Combination and seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of a Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. There is no basis for our investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, such as EEW, we conduct a thorough due diligence review, which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we scrutinize the management of a prospective target business, including the management of EEW, when evaluating the desirability of effecting a business combination, and we plan to do so if the EEW Business Combination is not consummated and we seek other business combination opportunities, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. While Per Regnarsson, our Chief Executive Officer and a director, and Charles Ratelband, our Executive Chairman, are expected to serve as directors of Pubco following the consummating of the EEW Business Combination, the future role of our officers and directors, if any, in the target business following a business combination otherwise cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) (as is the case with the EEW Business Combination), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its share. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. Regardless of whether we seek shareholder approval or engage in a tender offer, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately after the consummation and, if we seek shareholder approval, only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets immediately after the consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait 12 months from the closing of our initial public offering (or up to 18 months from the closing of our initial public offering if we extend the period of time to consummate a business combination, as described elsewhere in this Report) in order to be able to receive a pro rata share of the trust account.

Our sponsor, initial shareholders, officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination.

None of our officers, directors, sponsor, initial shareholders or their affiliates has indicated any intention to purchase units or ordinary shares from persons in the open market or in private transactions. However, if we hold a general meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination or that they wish to redeem their shares, our officers, directors, sponsor, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote and reduce the number of redemptions. Notwithstanding the foregoing, our officers, directors, Sponsor, initial shareholders and their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s shares.

See “EEW Business Combination” above for more information regarding the requisite approvals needed in the EEW Business Combination.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, initial shareholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining shareholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our ordinary shares or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is approximately $10.15 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination, such as the EEW Business Combination, either (i) in connection with a general meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement.

Under Nasdaq rules, asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary share or seek to amend our amended and restated memorandum of association and articles would require shareholder approval. If we structure an initial business combination with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed initial business combination. We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirements or we choose to seek shareholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or immediately after the consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. A quorum for a general meeting is the holders of a majority of the shares being individuals present in person or by proxy or if a corporation or other non-natural person by its duly authorized representative or proxy. Our initial shareholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding ordinary shares voted, abstentions and broker non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares and the representative shares, we would need only 403,595, or approximately 5.1%, of the 7,875,000 public shares to be voted in favor of an initial business combination (assuming that only the minimum number of issued and outstanding shares representing a quorum is present in person or by proxy at a meeting) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or immediately after the consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combinations, including pursuant to forward purchase agreements or backstop arrangement we may enter into following consummation of our initial public offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

See “EEW Business Combination” above for more information regarding the requisite approvals needed for the EEW Business Combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the initial business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the general meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If the EEW Business Combination is not completed, we may continue to try to complete an initial business combination with a different target until May 2, 2023 (or for up to 18 months from the closing of our initial public offering if we extend the period of time to consummate a business combination, as described in more detail below).

Time to Complete Business Combination

We will have up to 12 months from the closing of our initial public offering, or until May 2, 2023, to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by such time, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months from the closing of our initial public offering to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Our shareholders will not be entitled to vote or redeem their shares in connection with any such extension. However, our shareholders will be entitled to vote and redeem their shares in connection with a general meeting held to approve an initial business combination or in a tender offer undertaken in connection with an initial business combination if we propose such a business combination during any three-month extension period. Pursuant to the terms of our memorandum and articles of association and the trust agreement entered into between us and Continental, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $787,500 ($0.10 per unit, up to an aggregate of $1,575,000) on or prior to the date of the applicable deadline, for each three month extension. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we will, at the option of our sponsor, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate an initial business combination within such time period, we will redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to liquidate and dissolve. We expect the pro rata redemption price to be approximately $10.15 per Class A ordinary share, without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

Liquidation if No Business Combination

If we have not completed the EEW Business Combination or another initial business combination by May 2, 2023 (or up to 18 months from the closing of our initial offering if we extend the period of time to consummate a business combination as described elsewhere in this Report) we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within 12 months from the closing of our initial public offering, or May 2, 2023 (or up to 18 months from the closing of our initial public offering if we extend the period of time to consummate a business combination as described elsewhere in this Report).

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 12 months from the closing of our initial public offering, or by May 2, 2023 (or up to 18 months from the closing of our initial public offering if we extend the period of time to consummate a business combination as described elsewhere in this Report). However, if our sponsor, officers or directors acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 12 months from the closing of our initial public offering, or by May 2, 2023 (or up to 18 months from the closing of our initial public offering if we extend the period of time to consummate a business combination as described elsewhere in this Report).

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of our initial public offering, or by May 2, 2023 (or up to 18 months from the closing of our initial public offering if we extend the period of time to consummate a business combination as described elsewhere in this Report) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or immediately after the consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any franchise and income tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.15. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.15.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. UHY, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.15 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.15 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $800,000 from the proceeds of our initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.15 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend any provisions of our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 101.5% of our public shares if we do not complete our initial business combination within 12 months from the closing of our initial public offering, or by May 2, 2023 (or up to 18 months from the closing of our initial public offering if we extend the period of time to consummate a business combination as described elsewhere in this Report) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination within 12 months from the closing of our initial public offering, or by May 2, 2023 (or up to 18 months from the closing of our initial public offering if we extend the period of time to consummate a business combination as described elsewhere in this Report), subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the initial business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights as described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated memorandum and articles of association provides, among other things, that:

●	we shall either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately after such consummation and, if we seek shareholder approval, only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company;

●	if our initial business combination is not consummated within 12 months from the closing of our initial public offering, or by May 2, 2023 (or up to 18 months from the closing of our initial public offering if we extend the period of time to consummate a business combination as described elsewhere in this Report), then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our company;

●	upon the consummation of our initial public offering $79,931,250 was placed into the trust account;

●	we may not consummate any other business combination, merger, share exchange, asset acquisition, share purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of at least two-thirds of our ordinary shares that are entitled to vote in person or by proxy. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association provides that we may consummate our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company.

Competition

The following may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to convert or repurchase ordinary shares held by our public shareholders may reduce the resources available to us for a business combination; and

●	our outstanding warrants, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We currently maintain our principal executive offices at 50 Sloane Avenue, London, SW3 3DD, United Kingdom. The cost for this space is included in the up to $10,000 per-month aggregate fee to be paid to an affiliate of our sponsor for general and administrative services pursuant to the Administrative Services Agreement between us and our sponsor. We believe, based on rents and fees for similar services in the Cayman Islands that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period varies based on the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, public shares, public rights and public warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. On April 26, 2022, we filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will remain an emerging growth company until the earlier of (1) (a) December 31, 2027, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

ITEM 1A. RISK FACTORS

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination;

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	Since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.15 per share;

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public shareholders may receive only approximately $10.15 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

●	If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

●	To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash items until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would likely reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company;

●	We may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

●	Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

●	Military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination; and

●	There is substantial doubt about our ability to continue as a “going concern”; and

●	We have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

●	There is a minor but non-zero risk of adverse regulatory changes in the geographies of operation which would inhibit the development of solar energy projects in those regions.

●	Technological breakthroughs that deem solar energy substantially less profitable could be highly detrimental to business post combination.

For risks relating to EEW and the EEW Business Combination, please see the EEW Registration Statement once filed.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in (i) our IPO Registration Statement (ii) our Quarterly Report on Form 10-Q for the period ended June 30, 2022, as filed with the SEC on August 11, 2022, and (iii) Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2022, as filed with the SEC on December 21, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are located at 50 Sloane Avenue, London, SW3 3DD, United Kingdom, and our telephone number is +44 203 954 0590. The cost for our use of this space is included in the $10,000 per month fee we pay to Gluon Group for office space and administrative and support services. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

Our units, public shares, public warrants and public rights are each traded on Nasdaq under the symbols “CLRCU”, “CLRC”, “CLRCW”, and “CLRCR”, respectively. Our units commenced public trading on May 2, 2022, and our public shares, public warrants, and public rights commenced separate public trading on June 2, 2022.

(b)	Holders

On February 17, 2023, there was one holder of record of our units, two holders of record of our Class A ordinary shares, one holder of record of our warrants and one holder of record of our rights.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Use of Proceeds from the Initial Public Offering

None. For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended March 21, 2022, as filed with the SEC on June 10, 2022. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the IPO Registration Statement.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. (RESERVED)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

The Company is a Cayman Islands exempted company incorporated as a blank check company on December 6, 2021. The Company was formed for the purpose of effecting an initial business combination.

Although the Company is not limited to a particular industry or geographic region for purposes of consummating an initial business combination, the Company focuses on opportunities in environmental protection, renewable energy, fighting climate change, and any other related industries. We will target companies with established operating models that have strong management teams, realigned capital structures, positive cash flows prospects, and a clear and well-defined pathway for growing profitably over the long-term. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2022, the Company had not yet commenced any operations. All activity through December 31, 2022 relates to the Company’s formation and our initial public offering, which is described below, and post-offering activities in search for a target to consummate an initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the initial public offering. The Company has selected December 31 as its fiscal year end.

The IPO Registration Statement was declared effective on April 27, 2022. On May 2, 2022, the Company consummated our initial public offering of 7,875,000 units at $10.00 per unit, including 375,000 units that were issued pursuant to the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $78,750,000.

The Company commenced operations after obtaining adequate financial resources through (i) the initial public offering of 7,875,000 units at $10.00 per unit (which includes 375,000 units in connection with the underwriter’s partial exercise of the over-allotment option) and (ii) the sale of 3,762,500 private placement warrants with an exercise price of $11.50 per warrant at a price of $1.00 per private placement warrant to our sponsor.

The units were listed on Nasdaq. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and sale of the private placement warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial business combination. Nasdaq rules provide that the initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the trust account (as defined below) (net of amounts disbursed to management for working capital purposes). The Company will only complete an initial business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect an initial business combination.

Upon the closing of the initial public offering, $10.15 per unit sold in the initial public offering was placed in the trust account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of an initial business combination or (ii) the distribution of the funds in the trust account to the Company’s shareholders, as described below.

Our initial Shareholders have agreed (a) to vote their founder shares and any public shares purchased during or after the initial public offering in favor of an initial business combination, (b) not to propose an amendment to the Company’s amended and restated memorandum and articles of association with respect to the Company’s pre-business combination activities prior to the consummation of an initial business combination unless the Company provides dissenting public shareholders with the opportunity to redeem their public shares in conjunction with any such amendment; (c) not to redeem any shares (including the founder shares) into the right to receive cash from the trust account in connection with a shareholder vote to approve an initial business combination (or to sell any shares in a tender offer in connection with an initial business combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the amended and restated certificate of incorporation relating to shareholders’ rights of pre-business combination activity and (d) that the founder shares and the private placement warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if an initial business combination is not consummated. However, the initial shareholders will be entitled to liquidating distributions from the trust account with respect to any public shares purchased during or after the initial public offering if the Company fails to complete its initial business combination.

Recent Developments

On October 6, 2022, we entered into the EEW Business Combination Agreement with Pubco, Merger Sub and EEW. Pursuant to the EEW Business Combination Agreement, subject to the terms and conditions set forth therein, at the EEW Closing (a) Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity, as a result of which, (i) the Company shall become a wholly-owned subsidiary of Pubco, and (ii) each issued and outstanding security of the Company immediately prior to the Effective Time will no longer be outstanding and will automatically be cancelled, in exchange for the right of the holder thereof to receive a substantially equivalent security of Pubco, and (b)(i) Pubco will make an offer to acquire each issued and outstanding EEW ordinary share in consideration for the issue and allotment of substantially equivalent securities in Pubco and (ii) Pubco will also offer each holder of EEW’s outstanding unvested and vested options to purchase EEW ordinary shares, replacement options to purchase Pubco Ordinary Shares, all upon the terms and subject to the conditions set forth in the EEW Business Combination Agreement and in accordance with the applicable provisions of the Companies Act of the Cayman Islands and the laws of England and Wales.

The total consideration to be offered by Pubco to the holders of EEW securities will be a number of Pubco Ordinary Shares with an aggregate value equal to Six Hundred Fifty Million U.S. Dollars ($650,000,000), with each Pubco Ordinary Share valued at an amount equal to the price at which each of the Company’s ordinary share is redeemed or converted pursuant to the redemption of the Company’s ordinary shares pursuant to the Company’s organizational documents. We expect to close the EEW Business Combination in the first half of 2023, subject to receipt of regulatory approvals and satisfaction of applicable closing conditions.

For a more detailed description of the EEW Business Combination Agreement and the transactions contemplated therein, see “Item 1. Business”.

Results of Operations

Our entire activity since inception up to December 31, 2022 is related to our formation and our initial public offering, and we will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate nonoperating income in the form of interest income from the proceeds derived from the initial public offering. We also expect to incur increased expenses as a result of becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in search for a target to consummate an initial business combination.

For the year ended December 31, 2022, the Company reported a net loss of $675,874, which consists of general and administrative expenses of $1,768,147 and unrealized foreign exchange loss of $15,579, offset by 1,107,852 of income earned in the trust account.

For the year ended December 31, 2021, the Company reported a net loss of $4,730, which consists of general and administrative expenses.

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

In order to finance transaction costs in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans.

On September 21, 2022, we entered into a loan agreement with Eternal in the principal amount of up to $180,000, on an unsecured basis and bearing no interest. The Second Eternal Loan is available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is March 31, 2024. As of December 31, 2022, the outstanding balance of the Second Eternal Loan was $180,000 and no interest was accrued.

Additionally, on November 12, 2022, we entered into a loan agreement with Eternal in the principal amount of up to $300,000, on an unsecured basis and bearing no interest. The Third Eternal Loan is available to be drawn down from November 12, 2022 to March 31, 2024, and its maturity date is March 31, 2024. As of December 31, 2022, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, we entered into a loan agreement with Eternal in the principal amount of up to $50,000, on an unsecured basis and bearing no interest. The Fourth Eternal Loan is available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is March 31, 2025. As of January 29, 2023, the Fourth Eternal Loan has been fully drawn down.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022.

Contractual Obligations

Registration Rights

Pursuant to a registration rights agreement entered into on April 27, 2022, the holders of the founder shares and the private placement warrants (and their underlying securities) are entitled to registration rights. The Company will bear the expenses incurred in connection with the filing of any registration statements pursuant to such registration rights.

Underwriting Agreement

Pursuant to the underwriting agreement, the underwriters received a cash underwriting discount of $1,181,250 following the consummation of the initial public offering. The underwriters are also entitled to a deferred commission of $2,362,500, which will be payable solely in the event that the Company completes an initial business combination. In addition, the underwriters also received 118,125 units in the initial public offering, with such units restricted from sale until the closing of the initial business combination and with no redemption rights from the trust account.

Additionally, the Company granted the underwriters for a period beginning on the closing of the initial public offering and ending on the earlier of the 12 month anniversary of the closing of an initial business combination or April 27, 2025, a right of first refusal to act as (i) exclusive financial advisor in connection with all of the Company’s proposed business combinations for a fee of up to 6.0% of the proceeds of the initial public offering (subject to the Company’s right to allocate up to 50% of such fee to another financial institution or extinguish such amount in Company’s sole discretion), and (ii) sole investment banker, sole book-runner and/or sole placement agent, at underwriters’ sole discretion, for each and every future public and private equity and debt initial public offering, including all equity linked financings, during such period for the Company or any successor to it or any of its subsidiaries, on terms agreed to by both the Company and underwriters in good faith.

Transaction Expenses

On August 17, 2022, we entered into an agreement (the “Maxim Letter Agreement”) with Maxim to pay a fee (the “Maxim Success Fee”) upon completion of one or more successful transactions. On October 3, 2022, the Company amended its agreement with Maxim (the “Maxim Amendment”). The Maxim Amendment states that we will pay to Maxim, upon closing of such successful transaction(s), a fee based upon the amount of cash the Company has in the trust account immediately prior to consummation of the transaction and/or contributed to the transaction. If the amount of such cash is less than $50,000,000, Maxim’s fee will be equal to $200,000 in cash and an additional $150,000 of common stock of the post-transaction Company (the “New Common Stock”). If the amount of such cash is equal to or greater than $40 million, the Maxim Success Fee will be $500,000 cash. If the amount of such cash is equal to or greater than $75 million, the Maxim Success Fee will be $500,000 cash and an additional $500,000 payable in either cash or New Common Stock, at the option of the Company. The New Common Stock will be issued to Maxim Partners LLC, will be valued at the same price per share/exchange ratio as in the definitive transaction documentation, and it will have unlimited piggyback registration rights. The Maxim Success Fee will be paid upon the consummation of the transaction.

On July 11, 2022, we entered into a letter agreement with ALANTRA Corporate Finance, S.A.U. (“ALANTRA”) and U.N. SDG Support Holdings LLC (“Sponsor Entity”), under which we engaged ALANTRA to act as our financial advisor for the design, negotiation, and execution of potential business combinations between the Company and one or more energy transition companies. On October 3, 2022, we amended such letter agreement (as amended, the “ALANTRA Letter Agreement”).

Under the ALANTRA Letter Agreement, we agreed to pay ALANTRA a retainer of $15,000 at the signing of the ALANTRA Letter Agreement plus a retainer fee of $20,000 per month that is due and payable on the last day of each month for a maximum period of five months. Should the aggregated value of the transaction be above $400,000,000, the retainer fee will increase up to $40,000 per month with the same maximum five-month period for the payment of any retainer fee.

If a transaction that is introduced by ALANTRA or by another institution to which no fees are due by the Company (e.g. an institution acting on behalf of a target) is completed the following remuneration will be due to ALANTRA as a remuneration for its services (“ALANTRA Success Fee”):

●	$1,600,000 payable by the Company; and

●	$1,600,000 payable by or on behalf of the Sponsor Entity.

If a transaction is completed in North America, Asia, or Africa that is not introduced by ALANTRA and such transaction requires an introductory, advisory, or similar fee due by us, we shall pay ALANTRA an ALANTRA Success Fee in the form of:

●	For the first $300,000,000 of aggregated value of the transaction, 0.85% of each transaction purchase price; and

●	For the aggregated value of the transaction above the first $300,000,000, 0.4% of each transaction purchase price.

Notwithstanding the above, it is agreed that the ALANTRA Success Fee will be subject to a minimum of EUR 1,000,000.

Each ALANTRA Success Fee shall be payable upon consummation of the applicable transaction (i.e. when the transaction is closed, following fulfillment, if applicable, of conditions precedent) regardless of (i) the calendar for the payment of the price, (ii) how the purchase price is funded, (iii) and any deferred payment subsequent to consummation of the transaction, or (iv) any adjustment to the price of the transaction subsequent to consummation.

Related Party Transactions

Founder Shares

During the period ended December 31, 2021, we issued an aggregate of 2,156,250 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash. The founder shares included an aggregate of up to 281,250 shares subject to forfeiture by our sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the initial shareholders would collectively own 20% of our issued and outstanding shares after the initial public offering (assuming the initial shareholders did not purchase any public shares in the initial public offering and excluding the securities underlying the private placement warrants).

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

Loan with Related Party

The Company agreed to borrow up to $500,000 from Eternal, an affiliate of the Company through common ownership, to be used for the payment of costs related to the initial public offering. Eternal loaned us $63,073 under such agreement. Eternal is controlled by Charles Ratelband V, the Executive Chairman of our board of directors. Pursuant to the loan agreement and its subsequent amendments, the First Eternal Loan was non-interest bearing, unsecured and due on the closing of our initial public offering. The First Eternal Loan was fully repaid to the affiliate on June 2, 2022.

On September 21, 2022, the Company entered into a loan agreement with Eternal in the principal amount of up to $180,000, on an unsecured basis and bearing no interest. The Second Eternal Loan is available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is March 31, 2024. As of December 31, 2022, the outstanding balance of the Second Eternal Loan was $180,000 and no interest was accrued.

Additionally, on November 12, 2022, the Company entered into a loan agreement with Eternal in the principal amount of up to $300,000, on an unsecured basis and bearing no interest. The Third Eternal Loan is available to be drawn down from November 12, 2022 to March 31, 2024, and its maturity date is March 31, 2024. As of December 31, 2022, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, we entered into a loan agreement with Eternal in the principal amount of up to $50,000, on an unsecured basis and bearing no interest. The Fourth Eternal Loan is available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is March 31, 2025. As of January 29, 2023, the Fourth Eternal Loan has been fully drawn down.

Eternal is controlled by Charles Ratelband V, our Executive Chairman of the Board of Directors. Each member of our board of directors has been informed of Mr. Ratelband’s material interest in the loan agreements, and upon the approval and recommendation of our audit committee, our board of directors has determined that the loans are fair and in the best interests of us and has voted to approve the loans.

Administrative Service Fee

The Company entered into the Administrative Services Agreement on April 27, 2022 under which our sponsor agreed to perform certain services for the Company for a monthly fee of $10,000. On May 2, 2022, our sponsor entered into an assignment agreement with Gluon Group, an affiliate of the Company, to provide the services detailed in the Administrative Service Agreement. An officer of the Company owns 505 shares of Gluon Group and serves as managing partner. As of December 31, 2022, $30,925 has been paid to Gluon Group for such services and an additional $70,299 has been accrued.

Advisory Services

On September 21, 2022, the Company entered into the Gluon Letter Agreement with Gluon Partners to pay a the Gluon Success Fee upon completion of one or more successful transactions. The Company will pay Gluon Partners a Gluon Success Fee of $500,000 upon completion of one or more transactions with an aggregate purchase price of less than $400,000,000; and, an additional $500,000 upon completion of one or more transactions with an aggregate purchase price of more than $400,000,000. This means the total remuneration for transactions with a purchase price more than $400,000,001 would be $1,000,000. A transaction’s purchase price will correspond to the price paid to the sellers of the applicable target, including cash, debt, and equity funded payments. Each Gluon. Success Fee will be payable upon consummation of the applicable transaction, regardless of (i) the calendar for the payment of the purchase price, (ii) how the purchase price is funded, (iii) any deferred payment subsequent to consummation of the transaction, or (iv) any adjustments to the price of the transaction subsequent to consummation. Following payment of a Gluon Success Fee, any accrued fees payable to the Gluon Group by the Company will be waived.

On October 5, 2022, the Company and Gluon Partners agreed to lower the Gluon Success Fee to a total payment of $250,000 upon successful consummation of a transaction independent of aggregate transaction price.

In addition, the Gluon Letter Agreement was amended to entitle Gluon Partners, with respect to any financing undertaken by the Company introduced by Gluon Partners during the term of the Gluon Letter Agreement, to the following fees: (i) for a financing involving an issuance of the Company’s senior, subordinated and/or mezzanine debt securities, a cash fee payable at any closing equal to two percent (2.0%) of the gross proceeds received by the Company at such closing; (ii) for a financing involving equity, equity-linked or convertible securities, a cash fee payable at each closing equal to five percent (5.0%) of the gross proceeds received by the Company at such closing.

In addition to the Gluon Success Fee, the Company agreed to pay Gluon Group for any reasonable and documented out-of-pocket expenses incurred in connection with providing the services for the transactions.

Per Regnarsson, the Chief Executive Officer and a director of the Company, is the Managing Partner of Gluon Partners. Each member of the Company’s board of directors has been informed of Mr. Regnarsson’s material interest in the Gluon Letter Agreement, and upon the approval and recommendation of the Company’s audit committee, the Company’s board of directors has determined that the Gluon Letter Agreement is fair and in the best interests of the Company and has voted to approve the Gluon Letter Agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We had identified the following as its critical accounting policies:

Deferred offering costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offerings.” Offering costs, consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the initial public offering, were charged to shareholders’ equity upon the completion of the initial public offering. As of December 31, 2021, deferred offering costs amounted to $83,343 and consisted of legal, accounting, and underwriting fees. Upon consummation of the initial public offering on May 2, 2022, total offering costs related to the initial public offering were $5,093,930, and was allocated between the public shares, public warrants and public rights based on their relative fair values at the date of issuance. Accordingly, $4,647,702 was allocated to the public shares and charged to temporary equity.

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income in trust account less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. At December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Recent accounting pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Factors that may adversely affect our results of operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below), including the EEW Business Combination (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the administrative services agreement entered into on April 27, 2022 by and between the Company and our sponsor (as defined below) under which our sponsor agreed to perform certain services for the Company for a monthly fee of $10,000;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

●	“business combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Class A ordinary shares” are to the Class A ordinary shares of the Company, par value $0.0001 per share;

●	“Class B ordinary shares” are to the Class B ordinary shares of the Company, par value $0.0001 per share;

●	“Combination Period” are to the 12-month period from the closing of our initial public offering (as defined below), or from May 2, 2022 to May 2, 2023 (or up to 18 months from the closing of the initial public offering if extended), that the Company has to consummate an initial business combination;

●	“Companies Law” are to the Companies Law (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

●	“Company,” “our Company,” “we” or “us” are to ClimateRock, a Cayman Islands exempted company;

●	“Company Share Transfer” are to the offer of Pubco (as defined below) to acquire each issued and outstanding EEW (as defined below) ordinary share in consideration for the issue and allotment of substantially equivalent securities in Pubco pursuant to the EEW Business Combination Agreement (as defined below) and subject to the terms and conditions set forth therein;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants (as defined below);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“EEW” are to E.E.W. Eco Energy World PLC, a company formed under the laws of England and Wales;

●	“EEW Business Combination” are to the proposed business combination with EEW;

●	“EEW Business Combination Agreement” are to the business combination agreement, dated as of October 6, 2022, by and among the Company, Pubco, Merger Sub (as defined below) and EEW.

●	“EEW Closing” are to the closing of the transactions contemplated by the EEW Business Combination Agreement;

●	“EEW Registration Statement” are to the registration statement on Form S-4 to be prepared by the Company and Pubco and to be filed by Pubco in connection with the EEW Business Combination;

●	“EEW Transactions” are to the Merger (as defined below) together with the Company Share Transfer;

●	“Effective Time” are to the effective time of the Merger;

●	“ESG” are to Environmental, Social and Corporate Governance;

●	“Eternal” are to Eternal B.V., an affiliate of the Company;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“First Eternal Loan” are to the non-interest bearing, unsecured loan by Eternal to the Company that was fully repaid on June 2, 2022;

●	“Fourth Eternal Loan” are to the loan agreement entered into on January 29, 2023 with Eternal in the principal amount of up to $50,000, on an unsecured basis and bearing no interest;

●	“founder shares” are to the Class B ordinary shares initially purchased by our sponsor in the private placement (as defined below) and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination as described herein (for the avoidance of doubt, such Class A ordinary shares will not be “public shares” (as defined below));

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Gluon Group” are to Gluon Group, an affiliate of the Company;

●	“Gluon Letter Agreement” are to the letter agreement entered into on September 21, 2022, as amended on October 5, 2022, by and between the Company and Gluon Partners (as defined below), pursuant to which the Company will pay Gluon Partners a fee upon completion of one or more successful transactions;

●	“Gluon Partners” are to Gluon Partners LLP;

●	“Gluon Success Fee” are to the fee to be paid by the Company to Gluon Partners pursuant to the Gluon Letter Agreement;

●	“Holder Support Agreement’ are to the holder support agreement entered into on October 6, 2022, pursuant to which our sponsor agreed, among other things, to vote in favor of the adoption of the EEW Business Combination and the EEW Transactions;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on May 2, 2022;

●	“initial shareholders” are to holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on March 14, 2022, as amended, and declared effective on April 27, 2022 (File No. 333- 263542);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our executive officers and directors;

●	“Maxim” are to Maxim Group LLC, the representative of the underwriters in our initial public offering;

●

“Merger” are to the merger of Merger Sub with and into the Company, with the Company continuing as the surviving entity, pursuant to the EEW Business Combination Agreement and subject to the terms and conditions set forth therein;

●	“Merger Sub” are to ClimateRock Merger Sub Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco;

●	“Nasdaq” are to the Nasdaq Global Market;

●	“New Registration Rights Agreement” are to the registration rights agreement to be entered into at the EEW Closing by and among the Pubco, certain Sellers and our sponsor;

●	“OECD countries” are to Organization for Economic Co-operation and Development countries;

●	“ordinary shares” are to the Class A ordinary shares and the Class B ordinary shares;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement” are to the private placement of warrants that occurred simultaneously with the closing of our initial public offering;

●	“private placement warrants” are to the warrants issued to our sponsor in the private placement;

●	“Promissory Note” are to the promissory note under which our sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the initial public offering;

●	“Pubco” are to ClimateRock Holdings Limited, a Cayman Islands exempted company;

●	“Pubco Ordinary Shares” are to the ordinary shares of Pubco, par value $0.0001 per share;

●	“public shares” are to the Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

●	“public warrants” refer to the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

●	“representative shares” are to the Class A ordinary shares issued to Maxim and/or its designees upon the consummation of our initial public offering;

●	“rights” or “public rights” are to the rights sold as part of the units in our initial public offering, each entitling the holder to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of an initial business combination;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Second Eternal Loan” are to the loan agreement entered into on September 21, 2022 with Eternal in the principal amount of up to $180,000, on an unsecured basis and bearing no interest;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Sellers” are to the holders of EEW securities to be offered considerations by Pubco in the EEW Business Combination;

●	“SPACs” are to special purpose acquisition companies;

●	“sponsor” are to U.N. SDG Support LLC, a Delaware limited liability company;

●	“Third Eternal Loan” are to the loan agreement entered into on November 12, 2022 with Eternal in the principal amount of up to $300,000, on an unsecured basis and bearing no interest;

●	“trust account” are to the U.S.-based trust account in which an amount of $79,931,250 from the net proceeds of the sale of the units in the initial public offering and the private placement warrants was placed following the closing of the initial public offering;

●	“UHY” are to UHY LLP, our independent registered public accounting firm;

●	“units” are to the units sold in our initial public offering, which consist of one Class A Ordinary Share, one-half of one public warrant and one right; and

●

“working capital loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to pages F-1 through F-17 comprising a portion of this Report, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officer”), or persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including the Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2022. Based upon their evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective, due to a material weakness in our internal control related to properly recording and accruing expenses. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

On November 9, 2022, we filed our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022. As described in Note 2 of the unaudited condensed combined financial statements for the quarterly period ended September 30, 2022, management identified errors made in its historical financial statements related to properly recording and accruing expenses. In the third quarter of 2022, the Company incurred legal expenses with two vendors related to the EEW Business Combination Agreement, as described in Note 10 of the unaudited condensed financial statements. The service was delivered throughout the third quarter of 2022 but the fees were not properly recorded in accordance with GAAP. After filing our original third quarter Form 10-Q, and upon re-evaluation and consultation with our management team, our audit committee concluded that it was appropriate to restate our previously issued financial statements included in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022. As part of such process, we have identified a material weakness in our internal control over financial reporting related to the Company’s recording and accruing of expenses.

As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2022. Since that time, we have been implementing a number of measures to remediate such material weaknesses; however, they had not been remediated as of December 31, 2022. If we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Management’s Annual Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Per Regnarsson	56	Director and Chief Executive Officer
Charles Ratelband V	42	Director and Executive Chairman
Abhishek Bawa	39	Chief Financial Officer
Niels Brix	49	Independent Director
Randolph Sesson, Jr.	58	Independent Director
Caroline Harding	42	Independent Director
Sean Kidney	65	Independent Director

The experience of our directors and officers is as follows:

Per Regnarsson has served as our Chief Executive Officer and a director since December 2021. He will also serve as a member of the board of directors of Pubco following the completion of the EEW Transactions. Mr. Regnarsson currently serves as the Director of Gluon Capital Ltd. and various subsidiary companies of the Gluon Group, a London, England headquartered company that forms, seeds and invests in sustainable energy and mobility businesses globally. He also served as the Chairman of EV Hub Ltd., an electric vehicle infrastructure company, the Director of Marine2o Ltd., a developer of green hydrogen production and the Founding Advisory Partner of Impactirr Alliance Ltd., an Indian renewable energy firm since October 2019. Prior to that, he served as the Associate Partner of K2 Management, a renewable energy financial advisory company, from October 2018 to February 2020. From May 2018 to January 2019, Mr. Regnarsson served as the Partner of Opus Corporate Finance LLP, a private equity firm. He also served as the Associate Partner of Assay Advisory Ltd., a London based financial consulting firm. Mr. Regnarsson served as the Executive Board Member and Chief Investment Officer of the Palmetto Group, a private equity firm active in the clean energy industry, from August 2014 to March 2016. From March 2011 to March 2018, he founded CWC Biofuels A/S, a Danish energy firm and served as its Acting CEO and Director with responsibility for financing. Mr. Regnarsson co-founded Clean World Capital, a private equity firm, in July 2008 and served as its Managing Partner until July 2014 and in connection with this, he co-founded Better Energy A/S, a solar photovoltaic firm and served as its shareholder and Executive Chairman from September 2012 to March 2015. Previously, from 1990 to 2014, Mr. Regnarsson worked at various investment banking and boutique corporate finance institutions including Danske Bank, Chase Manhattan Bank, Moody’s, JP Morgan, Merrill Lynch and Clean World Capital. Mr. Regnarsson holds an MSc Sloan Fellowship from London Business School.

Charles Ratelband V is our founder and has served as a director and the Executive Chairman of our board of directors since December 2021. He will also serve as a member of the board of directors of Pubco following the completion of the EEW Transactions. Mr. Ratelband V founded WindShareFund and has served as its Managing Director since its inception in 2011. WindShareFund is a Netherlands-based investment company with a core goal of investing in a better environment and contributing to the transition to sustainable, green energy. Mr. Ratelband V founded RREG, a Dutch investment advisory firm, in September 2007, and has served as its Managing Director since then. Mr. Ratelband V also founded and has served as the Managing Director of Climate Center Mariëndaal since January 2020. Mr. Ratelband V holds a Bachelor’s degree in Business Administration from the HBO University in the Netherlands.

Abhishek Bawa has served as our Chief Financial Officer since March 2022. He has 10 years of experience in developing, financing and owning renewable energy assets in Europe, North America, Asia and Africa with demonstrated success in deal structuring, transaction management, financial modelling, business valuation and project finance. He has also served as a Partner at the Gluon Group since 2021. Prior to that, Mr. Bawa served as the Head of Business Development of Solarpack, a Spanish solar developer, from May 2019 to March 2021. Previously, from February 2012 to February 2019, he served as the Vice President of IL&FS Financial Services Ltd. and actively participated in considerable financing for infrastructure projects in Europe, the United Arab Emirates, China and India. Mr. Bawa was an Associate of the Transaction Advisory Group at Ernst and Young from October 2008 to October 2009, providing commercial and financial consultancy to the Indian renewable energy and power sector before serving as the Chief of Staff to the Chief Executive Officer at GMR International, a firm specializing in transportation and urban infrastructure financing from November 2009 to June 2011. He received a Master’s degree in Business Administration from Said Business School, University of Oxford and earned a certification in Project and Infrastructure Finance at the London Business School.

Randolph Sesson, Jr. has served as one of our independent directors since December 2021. He has more than 35 years of experience in leading the industry financial advisory teams at top-tier international investment banking firms. Since 2016, he has served as the Managing Partner of Blackbird Capital Partners Limited, a boutique financial advisory firm based in London, England that helps public and private companies and governments to raise debt and equity capital, undertake financial and operating restructurings and execute mergers and acquisitions, primarily in the infrastructure, transportation and oil and gas sectors. Prior to that, he served as the Senior Managing Director in London, Head of European Transportation and Transportation Infrastructure and Consultant of Evercore, a global investment banking advisory firm, from 2012 to 2016. Mr. Sesson, Jr. also served as a Managing Director and Head of Transportation of Morgan Stanley in London from 2006 to 2012. He worked at Goldman Sachs for 17 years, with his final position being Managing Director and Head of European Transportation at its London offices from 2000 to 2006, and as an Associate and Vice President of Transport and Global Finance at its New York and Hong Kong offices from 1989 to 2000. Prior to that, Mr. Sesson, Jr. served as a Financial Analyst at Morgan Stanley in New York, in its real estate and Middle East coverage groups from 1984 to 1987.

Mr. Sesson, Jr. has worked on a substantial number of blue-chip international transactions over the course of his career, including the IPO of UPS, the merger of British Airways and Iberia, the international airports investment platform of Singapore’s Changi Airports International arm, and the operational and financial restructurings of a number of airlines including SAS and TAAG. More recently he has worked on transactions involving ethane and helium extraction and logistics. Mr. Sesson, Jr. has an extensive network of corporate and financing contacts, especially in the infrastructure investing world. Currently, he serves as the Chairman of Sponsors for Educational Opportunity London, a UK-registered charity delivering mentoring, training and educational support to senior school and university age students. He also serves as a Trustee of the aviation and motor racing- focused Brooklands Museum at Surrey, England. Mr. Sesson, Jr. obtained a Bachelor of Arts degree in History from Yale University in 1985, and a Master of Business Administration degree from Stanford Graduate School of Business in 1989.

Niels Brix has served as one of our independent directors since December 2021. He has more than 15 years of experience in the global wind industry from both operational and advisory perspectives. Since November 2021, he has served as the Chief Executive Officer of Valmont SM A/S, a Denmark based supplier of components for the wind turbine industry. He founded Recounsel ApS, a Danish business consulting firm, and has served as its Principal since 2006. He also served as a board member of Procon Wind Energy A/S, a Denmark based company providing services primarily for the offshore wind sector, since February 2019. Mr. Brix served as the Head of Nordics & Baltics and Head of Special Projects from June 2020 to May 2021 and as the Head of Financial Advisory of K2 Management A/S, a Denmark based consultancy firm, from June 2018 to October 2021. He served as the Chief Commercial Officer and Vice President of Seatower A/S, a Norwegian based IP rights company and designer of foundations for offshore wind turbine installations from June 2012 to May 2018. Mr. Brix served as the Senior Vice President of Business Development of Skykon A/S, a Danish private equity firm focused on the wind energy industry, from 2007 to 2010. In 2005, he served as the Senior Manager and Counsel to Deloitte, a major international accounting firm, where he focused on mergers and acquisitions. He served as the Senior Manager and Counsel to Carlsberg Group, an international brewing company, from 2002 to 2004. Mr. Brix is an attorney-at-law admitted in Denmark. He holds a Master of Law degree from Aarhus University. He also completed management courses at Institut Européen d’Administration des Affaires.

Caroline Harding has served as one of our independent directors since April 2022. She has served as the Director of Panthera International Cayman Limited, which provides private office services to high net worth individuals, since she founded it in May 2021. Ms. Harding also currently serves on the management of or as a director of multiple special purposes acquisition companies, including the Director and Chief Executive Officer of Aurora Acquisition Corp., and its affiliates (Nasdaq: AURC) since October 2021, the Director of Aurora Acquisition II Corp., since October 2020 and the Director of Founders First Acquisition Corp., since May 2021. Ms. Harding is also a director of other private entities and funds and one not for profit organization. Form October 2017 to October 2019, Ms. Harding served as the Chief Financial Officer of the Weybourne Group, Sir James Dyson’s family office, managing a multi-billion pound portfolio, which included the James Dyson Group Limited, and in connection with this role, she also served as the director of multiple Weybourne related entities where she was responsible for increasing the effectiveness of operations. For the nine years prior to joining Weybourne, Ms. Harding was the Financial Manager, Chief Financial Officer, and Director of Exploration Capital, another single family office, with a particular focus on agricultural and development land in Latin America. In connection with her role, she simultaneously served as the Chief Financial Officer of Gilo Industries Group Limited, an engineering firm, from September 2012 to July 2017. Ms. Harding is a qualified Chartered Accountant with Ernest & Young LLP and is a Member of ICAS, a Member of the Chartered Institute for Securities & Investment (“CISI”), and a member of the Chartered Financial Analyst Society (“CFA”) in the United Kingdom. Ms. Harding is also a Chartered Institute of Management Accountants (“CIMA”) Approved Director. She received her Bachelor of Science in Economics and Accounting from the University of Bristol in 2002.

Sean Kidney has served as one of our independent directors since April 2022. Since November 2010, he has served as the Chief Executive Officer of the Climate Bonds Initiative (CBI), an international non-governmental organization working to mobilize global capital for climate action. Mr. Kidney has also served as a Director of Climate Bond Services Ltd. in England and Wales since December 2018, Climate Bonds Initiative (Europe) ABSL in Belgium since July 2019 and Low Carbon World (Shanghai) Business Consulting Co. Ltd. (the operating arm of Climate Bonds in Shanghai, China) since March 2021. He is currently a member of many social organizations with sustainable development initiatives, including the French government’s Green Sovereign Bond Evaluation Council, the UK government’s Green Gilt Advisory Committee, the Board of Climate Transition Pathways, the Advisory Board of the UNDP-GEF Climate Aggregation Platform, the Finance Advisory Board, the Global Alliance for a Sustainable Planet, the European Advisory Board of the SMARTER Finance for Families initiative, FAST-Infra (Finance to Accelerate the Sustainable Transition — Infrastructure) and the European Commission’s Platform on Sustainable Finance. He has been a Professor in Practice at School of Oriental and African Studies at University of London since May 2020 and is a regular speaker on climate change and finance.

No officers or directors have been involved in any legal proceedings that are disclosable, except for one prior legal involving Mr. Ratelband V, which proceeding has been resolved. In January 2019, the Netherlands Authority for the Financial Markets (“AFM”) notified Mr. Ratelband of its intention to impose an order against him for violations committed by WindShareFund N.V., WindShareFund B.V., WindShareFund I B.V., WindShareFund II B.V., Arnhem, and WindShareFund III B.V. (collectively “WSF”) under the Dutch Consumer Protection (Enforcement) Act (“Whc”) regarding the failure of WSF to make certain disclosures to its consumers with respect to the purchase of and investment into wind turbines. The AFM imposed an initial penalty order on or around May 6, 2019, which was replaced and supplemented by a penalty order dated March 12, 2020 (the “March 12 AFM Order”). Mr. Ratelband V ultimately appealed the March 12 AFM Order to the Dutch highest court, the College van Beroep voor het bedrijfsleven (“CBb”). On or around November 2, 2021, the CBb issued its order (the “CBb Order”) The CBb Order did not disturb the March 12 AFM Order’s finding that Mr. Ratelband V was the de facto manager of WSF and that (i) Mr. Ratelband V is aware of WSF’s prohibited conduct, (ii) Mr. Ratelband was authorized and reasonably required to prevent and terminate such prohibited conduct, and (iii) Mr. Ratelband omitted measures to this end, consciously accepting the considerable chance that the prohibited behaviors would (continue to) occur. The CBb vacated the March 12 AFM Order’s finding that Mr. Ratelband violated the Whc by failing to disclose the use of WSF funds for personal use. The CBb upheld the March 12 AFM Order’s finding that WSF violated the Whc by failing to disclose accurate information regarding (i) the different proportions of the purchase values and interests acquired in the windmills, (ii) the residual values of the wind turbines, and (iii) the ongoing payment of a management fee. The CBb found that WSF must disclose the accurate information regarding the foregoing. In December 2021, the AFM acknowledged that WSF complied with the CBb order.

Number and Terms of Office of Officers and Directors

We have six directors. Our amended and restated memorandum and articles of association provide that the authorized number of directors may be changed only by ordinary resolution. Prior to consummation of our initial business combination, holders of our founder shares will have the right to appoint all of our directors holders of our public shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by shareholders representing at least 90% of the outstanding Class B ordinary shares who, being entitled to do so, attend and vote at a general meeting of the company. Subject to the terms of any preference shares, any or all of the directors may be removed from office at any time, only by the affirmative vote of holders of a majority of the voting power of all then outstanding founder shares entitled to vote generally in the appointment of directors, voting together as a single class. Any vacancy on our board of directors, including a vacancy resulting from an enlargement of our board of directors, may be filled only by vote of a majority of our directors then in office.

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of director, Caroline Harding, will expire at our first annual general meeting. The term of office of the second class of directors, which consists of Per Regnarsson, Niels Brix, Randolph Sesson, Jr. and Sean Kidney, will expire at our second annual general meeting. The term of office of the third class of director, Charles Ratelband V, will expire at our third annual general meeting. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Randolph Sesson, Jr., Niels Brix and Caroline Harding serve as members of our audit committee, and Caroline Harding chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Sesson, Jr., Niels Brix and Ms. Harding meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Ms. Harding qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Randolph Sesson, Jr. and Niels Brix serve as members of our compensation committee, all of whom is independent. Niels Brix chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officers’ compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, to all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than in connection with the Gluon Letter Agreement (as described below in Item 13. Certain Relationships and Related Transactions, and Director Independence) and the payment to an affiliate of our sponsor of $10,000 per month, for 12 months (or up to 18 months from the closing of our initial public offering if we extend the period of time to consummate a business combination), for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the nominating and corporate governance committee, all of whom must be independent. Randolph Sesson, Jr., Niels Brix and Caroline Harding serve as members of our nominating and corporate governance committee, all of whom are independent. Randolph Sesson, Jr. chairs the nominating and corporate governance committee.

The nominating and corporate governance committee will consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have adopted a nominating and corporate governance committee charter, which details the principal functions of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. You can review a copy of our Code of Ethics and our audit, compensation and nominating and corporate governance committee charters by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

None of our officers has received any cash compensation for services rendered to us. Commencing on the effective date of the IPO Registration Statement, we have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Except as described in “Item 13. Certain Relationships and Related Transactions, and Director Independence” below, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination are made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of February 17, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 9,961,875 ordinary shares, consisting of (i) 7,993,125 shares of our Class A ordinary shares and (ii) 1,968,750 shares of our Class B ordinary shares, issued and outstanding as of February 17, 2023. On all matters to be voted upon, except for the election of directors of the board, holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class. Currently, all of the shares of Class B ordinary shares are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Ordinary Shares
U.N. SDG Support LLC (our sponsor) (2)	—	—%	1,968,750	100%	19.8%
Per Regnarsson	—	—%	—	—%	—%
Charles Ratelband V (2)	—	—%	1,968,750	100%	19.8%
Abhishek Bawa	—	—%	—	—%	—%
Niels Brix	—	—%	—	—%	—%
Randolph Sesson, Jr.	—	—%	—	—%	—%
Caroline Harding	—	—%	—	—%	—%
Sean Kidney	—	—%	—	—%	—%
All directors and officers as a group (seven individuals)	—	—%	1,968,750	100%	19.8%
Other 5% Stockholders
Space Summit Capital LLC (3)	500,870	6.26%	—	—%	5%
Bank of Montreal (4)	450,125	5.6%	—	—	4.5%
Hudson Bay Capital Management LP (5)	650,000	8.13%	—	—	6.5%
Shaolin Capital Management LLC (6)	575,612	7.2%	—	—	5.7%
AQR Capital Management, LLC (7)	399,798	5%	—	—	4%
Glazer Capital, LLC (8)	759,897	9.5%	—	—	7.6%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 50 Sloane Avenue, London, SW3 3DD, United Kingdom.

(2)	Represents securities held by our sponsor, of which Charles Ratelband V is the managing member. Accordingly, Mr. Ratelband V may be deemed to have beneficial ownership of such securities. Mr. Ratelband V disclaims beneficial ownership of the reported shares except to the extent of his pecuniary interest therein.

(3)	According to a Schedule 13G/A filed on February 7, 2023 by Space Summit Capital LLC (“Space Summit”). The business address of Space Summit is 15455 Albright Street, Pacific Palisades, CA 90272.

(4)	According to a Schedule 13G filed on February 1, 2023 by Bank of Montreal, Bank of Montreal Holding Inc., BMO Nesbitt Burns Holdings Corporation, BMO Nesbitt Burns Inc., and Bank of Montreal, New York Branch. The business address of each of the reporting persons is 100 King Street West, 21st Floor, Toronto, Ontario, M5X 1A1, Canada.

(5)	According to a Schedule 13G filed on February 7, 2023 by Hudson Bay Capital Management LP and Sander Gerber. The business address of each of the reporting persons is 28 Havemeyer Place, 2nd Floor, Greenwich, CT 06830.

(6)	According to a Schedule 13G filed on February 13, 2023 by Shaolin Capital Management LLC. The business address of Shaolin Capital Management LLC is 230 NW 24th Street, Suite 603, Miami, FL 33127.

(7)	According to a Schedule 13G filed on February 14, 2023 by AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC. The business address of each of the reporting persons is One Greenwich Plaza, Greenwich, CT 06830.

(8)	According to a Schedule 13G filed on February 14, 2023 by Glazer Capital, LLC and Paul J. Glazer. The business address of each of the reporting persons is 50 Sloane Avenue, London, SW3 3DD, United Kingdom.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

For a more information on the EEW Business Combination, see “Item 1. Business.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 30, 2021, we issued an aggregate of 2,156,250 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.012 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 19.8% of the outstanding shares upon completion of our initial public offering (not including the 112,500 representative shares). The founder shares (including the Class A ordinary shares issuable upon conversion thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Simultaneously with the closing of our initial public offering, our sponsor purchased an aggregate of 3,762,500 private placement warrants, including 112,500 private placement warrants that were issued pursuant to the underwriters’ partial exercise of the over-allotment option, at a price of $1.00 per private warrant, for an aggregate purchase price of $3,762,500. The private placement warrants are identical to the public warrants except that the private placement warrants (i) are not be redeemable by us, (ii) may not (including the ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) are entitled to registration rights. The private placement warrants (including the ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

On April 27, 2022, we entered the Administrative Services Agreement with our sponsor under which our sponsor agreed to perform certain services for the Company for a monthly fee of $10,000. On May 2, 2022, our sponsor entered into an assignment agreement with Gluon Group to provide the services detailed in the Administrative Service Agreement. Per Regnarsson, our Chief Executive Officer and a director on our board, is the Managing Partner of Gluon and owns 505 shares of Gluon Group. As of December 31, 2022, $30,924 has been paid to Gluon Group for such services and an additional $60,299 has been accrued.

Prior to the closing of our initial public offering, the shareholder of our sponsor agreed to loan us up to $300,000 under the Promissory Note to be used for the payment of costs related to the initial public offering. The Promissory Note was non-interest bearing, unsecured and due on the earlier of September 30, 2022 or the closing of our initial public offering. The Company did not borrow any funds under the Promissory Note. The Promissory Note expired on May 2, 2022 and will not be extended or renewed.

In addition, the Company agreed to borrow up to $500,000 from Eternal, an affiliate of the Company through common ownership, to be used for the payment of costs related to the initial public offering. Eternal loaned us $217,641 under such agreement. Eternal is controlled by Charles Ratelband V, the Executive Chairman of our board of directors. Pursuant to the loan agreement and its subsequent amendments, the First Eternal Loan was non-interest bearing, unsecured and due on the closing of our initial public offering. The First Eternal Loan was fully repaid to the affiliate on June 2, 2022.

On September 21, 2022, the Company entered into a loan agreement with Eternal in the principal amount of up to $180,000, on an unsecured basis and bearing no interest. The Second Eternal Loan is available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is March 31, 2024. As of December 31, 2022, the outstanding balance of the Second Eternal Loan was $180,000 and no interest was accrued.

On November 12, 2022, the Company entered into a loan agreement with Eternal in the principal amount of up to $300,000, on an unsecured basis and bearing no interest. The Third Eternal Loan is available to be drawn down from November 12, 2022 to March 31, 2023 and its maturity date is March 31, 2024. As of December 31, 2022, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, the Company entered into a loan agreement with Eternal in the principal amount of up to $50,000, on an unsecured basis and bearing no interest. The Fourth Eternal Loan is available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is March 31, 2025. As of January 29, 2023, the Fourth Eternal Loan has been fully drawn down.

Eternal is controlled by Charles Ratelband V, our Executive Chairman of the Board of Directors. Each member of our board of directors has been informed of Mr. Ratelband’s material interest in the loan agreements, and upon the approval and recommendation of our audit committee, our board of directors has determined that the loans are fair and in the best interests of us and has voted to approve the loans.

On September 21, 2022, the Company entered into the Gluon Letter Agreement with Gluon Partners to pay the Gluon Success Fee upon completion of one or more successful transactions. The Company will pay Gluon Partners a Gluon Success Fee of $500,000 upon completion of one or more transactions with an aggregate purchase price of less than $400,000,000 and an additional $500,000 upon completion of one or more transactions with an aggregate purchase price of more than $400,000,000. This means the total remuneration for transactions with a purchase price more than $400,000,001 would be $1,000,000. A transaction’s purchase price will correspond to the price paid to the sellers of the applicable target, including cash, debt, and equity funded payments. Each Gluon Success Fee will be payable upon consummation of the applicable transaction, regardless of (i) the calendar for the payment of the purchase price, (ii) how the purchase price is funded, (iii) any deferred payment subsequent to consummation of the transaction, or (iv) any adjustments to the price of the transaction subsequent to consummation. Following payment of a Gluon Success Fee, any accrued fees payable to the Gluon Group by the Company will be waived.

On October 5, 2022, the Company and Gluon Partners agreed to lower the Gluon Success Fee to a total payment of $250,000 upon successful consummation of a transaction independent of aggregate transaction price.

In addition, the Gluon Letter Agreement was amended to entitle Gluon Partners, with respect to any financing undertaken by the Company introduced by Gluon Partners during the term of the Gluon Letter Agreement, to the following fees: (i) for a financing involving an issuance of the Company’s senior, subordinated and/or mezzanine debt securities, a cash fee payable at any closing equal to two percent (2.0%) of the gross proceeds received by the Company at such closing; (ii) for a financing involving equity, equity-linked or convertible securities, a cash fee payable at each closing equal to five percent (5.0%) of the gross proceeds received by the Company at such closing.

In addition to the Gluon Success Fee, the Company agreed to pay Gluon Group for any reasonable and documented out-of-pocket expenses incurred in connection with providing the services for the transactions.

Per Regnarsson, the Chief Executive Officer and a director of the Company, is the Managing Partner of Gluon Partners. Each member of the Company’s board of directors has been informed of Mr. Regnarsson’s material interest in the Gluon Letter Agreement, and upon the approval and recommendation of the Company’s audit committee, the Company’s board of directors has determined that the Gluon Letter Agreement is fair and in the best interests of the Company and has voted to approve the Gluon Letter Agreement.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued warrants to purchase 1,500,000 shares if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Additionally, for each of the two three-month extension periods that we may utilize, up to $750,000 in extension loans may be convertible into warrants at a price of $1.00 per warrant. Such warrants would be identical to the private placement warrants. The terms of such working capital loans and extension loans by our sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the private placement warrants, the securities issuable upon conversion of working capital loans or extension loans (if any) and the ordinary shares issuable upon exercise or conversion or exercise of the foregoing and upon conversion of the founder shares.

In connection with the EEW Business Combination, we have also entered into the Holder Support Agreement. In addition, at the closing of the EEW Business Combination, we will enter into the New Registration Rights Agreement. For more information regarding the EEW Business Combination and the agreements entered into in connection therewith, see “Item 1. Business.”

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors has determined that Randolph Sesson, Jr., Niels Brix, Caroline Harding and Sean Kidney are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to UHY for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with regulatory filings. The aggregate fees billed by UHY for professional services rendered for the audit of our 2022 annual financial statement, review of the financial information included in our Forms 10-Q and other required filings with the SEC for the year ended December 31, 2022 totaled approximately $112,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay UHY for consultations concerning financial accounting and reporting standards during the year ended December 31, 2022 and for the period from December 6, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay UHY for tax services, planning or advice for the year ended December 31, 2022 or the period from December 6, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay UHY for any other services for the year ended December 31, 2022 or the period from December 6, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1) Financial Statements

(2) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of ClimateRock

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ClimateRock (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in shareholders’ (deficit) equity, and cash flows for the year ended December 31, 2022 and for the period from December 6, 2021 (inception) to December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from December 6, 2021 (inception) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue and has incurred and expects to continue to incur significant costs in pursuit of its financing and business combination plans. The Company’s cash and working capital as December 31, 2022 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2022.

New York, New York

February 17, 2023

CLIMATEROCK

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$411,711	$—
Prepaid expenses	106,542	—
Deferred offering costs	—	83,343
Cash and cash equivalents held in trust account	81,039,102	—
Total current assets	81,557,355	83,343

Total Assets	$81,557,355	$83,343

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accrued liabilities	$1,005,720	$—
Loan payable - related party	480,000	63,073
Deferred underwriting commission payable	2,362,500	—
Total current liabilities	3,848,220	63,073

TOTAL LIABILITIES	$3,848,220	$63,073

COMMITMENTS AND CONTINGENCIES
Class A common stock, $0.0001 par value, subject to possible redemption. 7,875,000 shares at redemption value of $10.29 per share, including dividends earned in trust account	$81,039,102	$—
Total commitments and contingencies	81,039,102	—

SHAREHOLDERS’ (DEFICIT) EQUITY
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 118,125 issued and outstanding (excluding 7,875,000 shares subject to possible redemption as of December 31, 2022)	$12	$—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1,968,750 and 2,156,250 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively (1)	197	216
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	24,784
Accumulated deficit	(3,330,176)	(4,730)
Total shareholders’ (deficit) equity	$(3,329,967)	$20,270

TOTAL LIABILITIES, COMMITMENTS AND CONTINGENCIES, AND SHAREHOLDERS’ (DEFICIT) EQUITY	$81,557,355	$83,343

(1)	The number of ordinary shares issued and outstanding at December 31, 2021 includes an aggregate of up to 281,250 shares of non-redeemable Founder Shares that are subject to forfeiture if the underwriter does not exercise the over-allotment option. In connection with the closing of the initial public offering and the underwriter’s partial exercise of over-allotment option on May 2, 2022, 93,750 of the Founder Shares were no longer subject to forfeiture, and 187,500 of the Founder Shares were forfeited.

CLIMATEROCK
STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2022	For the Period from December 6, 2021 (inception) through December 31, 2021
Operating expenses
Formation and operating costs	$1,768,147	$4,730
Net loss from operations	(1,768,147)	(4,730)

Other income (loss)
Unrealized income on trust account	1,107,852	—
Unrealized foreign exchange loss	(15,579)	—
Total other income	1,092,273	—

Net loss for the year/period	$(675,874)	$(4,730)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	5,264,384	—
Non-redeemable ordinary shares, basic and diluted	2,016,637	144,232

Net income per redeemable ordinary share, basic and diluted	$0.64	$—
Net loss per non-redeemable ordinary share, basic and diluted	$(1.99)	$(0.03)

CLIMATEROCK
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2022 AND THE PERIOD FROM DECEMBER 6, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	CLASS A ORDINARY		CLASS B ORDINARY		PREFERENCE SHARES		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL SHAREHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balances - December 6, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of shares to Sponsor(1)	—	—	2,156,250	216	—	—	24,784	—	25,000
Net loss	—	—			—	—	—	(4,730)	(4,730)
Balances – December 31, 2021	—	$—	2,156,250	$216	—	$—	$24,784	$(4,730)	$20,270
Forfeiture of 187,500 Class B ordinary shares by initial shareholder	—	—	(187,500)	(19)	—	—	19	—	—
Sale of 7,875,000 units at $10 per unit in the initial public offering, including over-allotment, net of underwriters’ discount and offering expenses	7,875,000	788	—	—	—	—	73,655,270	—	73,656,058
Issuance of 118,125 underwriter shares, including over-allotment	118,125	12	—	—	—	—	946,169	—	946,181
Sale of 3,762,500 warrants in private placement	—	—	—	—	—	—	3,762,500	—	3,762,500
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	(7,875,000)	(788)	—	—	—	—	(78,388,742)	(2,649,572)	(81,039,102)
Net loss	—	—	—		—	—	—	(675,874)	(675,874)
Balances – December 31, 2022	118,125	$12	1,968,750	$197	—	$—	$—	$(3,330,176)	$(3,329,967)

(1)	The number of ordinary shares issued and outstanding at December 31, 2021 includes an aggregate of up to 281,250 shares of non-redeemable Founder Shares that are subject to forfeiture if the underwriter does not exercise the over-allotment option. In connection with the closing of the initial public offering and the underwriter’s partial exercise of over-allotment option on May 2, 2022, 93,750 of the Founder Shares were no longer subject to forfeiture, and 187,500 of the Founder Shares were forfeited.

CLIMATEROCK
STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2022	For the Period from December 6, 2021 (inception) through December 31, 2021
Cash flows from operating activities
Net loss	$(675,874)	$(4,730)
Adjustment to reconcile net loss to net cash in operating activities:
Unrealized income received in trust account	(1,107,852)	—
Unrealized foreign exchange loss	15,579	—
Formation and operating costs paid by related party	—	4,730
Changes in operating assets and liabilities:
Accrued liabilities, excluding unrealized foreign exchange loss	990,141	—
Prepaid expenses	(106,542)	—
Net cash used in operating activities	$(884,548)	$—

Cash flows from investing activities:
Cash deposited in trust account	(79,931,250)	—
Net cash used in investing activities	$(79,931,250)	$—

Cash flows from financing activities:
Proceed from related party loan	485,150	—
Repayment of related party loans	(217,641)	—
Proceeds from sale of units in the initial public offering, including over-allotment	78,750,000	—
Payment of underwriting fee and other offering costs	(1,552,500)	—
Proceeds from sale of warrants in private placement	3,762,500	—
Net cash provided by financing activities	$81,227,509	$—

Net increase in cash	$411,711	$—
Cash – beginning of the period	—	—
Cash – end of the period	$411,711	$—

Non-cash investing and financial activities:
Deferred offering costs paid by related party	$149,418	$83,343
Deferred underwriting commission charged to additional paid in capital	2,362,500	—
Allocation of offering costs to Class A ordinary shares subject to redemption	304,011	—
Issuance of representative shares	946,181	—
Initial value of public shares subject to possible redemption	71,851,500	—
Reclassification of offering costs related to public shares	(4,647,702)	—
Remeasurement adjustment on public shares subject to possible redemption	13,835,304	—
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares which are deemed to be a repayment to a related party	—	25,000

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

At December 31, 2022, the Company had not yet commenced operations. All activity through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and post-offering activities in search for a target to consummate a Business Combination. The Company has selected December 31 as its fiscal year end.

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

At December 31, 2022, the Company had $411,711 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

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

Going concern and management’s plan

As of December 31, 2022, the Company has a cash balance of $411,711 and a working capital deficit of $967,467 excluding the cash currently held in the Trust Account and the deferred compensation payable upon consummation of a Business Combination. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the financial statements. Prior to consummation of a Business Combination, the Company has the ability to secure additional funding from the Sponsor or other related parties. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within 12 months (or 18 months, as applicable) (the “Combination Period”). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

The accompanying financial statements for the year ended December 31, 2022 have been prepared in accordance with GAAP and with the instructions for annual reports on Form 10-K and Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.

Cash and cash equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and December 31, 2021, the Company had a cash balance of $411,711 and $0 in its working capital account, respectively.

Cash and cash equivalents in Trust Account

Upon the closing of the Initial Public Offering and Private Placement, $79,931,250 was placed into the Trust Account with J.P. Morgan Asset Management.

The funds held in the Trust Account can be invested in United States government treasury bills, notes or bonds having a maturity of 180 days or less or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of the consummation of its first business combination and the Company’s failure to consummate a business combination within the Combination Period.

The Company’s cash and cash equivalents held in the Trust Account are classified as cash equivalents. Gains and losses resulting from the change in the balance of the cash and cash equivalents held in Trust Account are included in income on trust account in the accompanying statements of operations.

At December 31, 2022, the Company had $81,039,102 held in the Trust Account, including $1,107,852 dividends earned on cash and cash equivalents held in Trust Account in the year ended December 31, 2022.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

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

Ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero. Accordingly, ordinary shares subject to possible redemption are presented at redemption value (plus any interest earned and/or dividends on the Trust Account) as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income in trust account less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. At December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

The net income (loss) per share presented in the condensed statement of operations is based on the following:

	Year ended December 31, 2022	For the Period from December 6, 2021 (inception) through December 31, 2021
Net loss	$(675,874)	$(4,730)
Accretion of temporary equity to redemption value	(12,727,452)	—
Net loss including accretion of temporary equity to redemption value	$(13,403,326)	$(4,730)
Less: Income on trust account to be allocated to redeemable shares	1,107,852	—
Net loss excluding income on trust account	$(14,511,178)	$(4,730)

	Year ended December 31, 2022
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding income on trust account	$(10,491,992)	$(4,019,186)
Income on trust account	1,107,852	—
Accretion of temporary equity to redemption value	12,727,452	—
Allocation of net income (loss)	$3,343,312	$(4,019,186)

Denominators:
Weighted-average shares outstanding	5,264,384	2,016,637
Basic and diluted net income (loss) per share	$0.64	$(1.99)

Period from December 6, 2021 (inception) through December 31, 2021
Non-redeemable shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding income on trust account	$(4,730)
Allocation of net loss	$(4,730)

Denominators:
Weighted-average shares outstanding	144,232
Basic and diluted net loss per share	$(0.03)

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

Recent accounting pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

All of the 7,875,000 Public Shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation, or in connection with the Company’s liquidation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

As of December 31, 2022, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table.

As of December 31, 2022
Gross proceeds	$78,750,000
Less:
Proceeds allocated to public warrants and public rights	(6,898,500)
Offering costs of public shares	(4,647,702)
Plus:
Accretion of carrying value to redemption value	13,835,304
Ordinary shares subject to possible redemption	$81,039,102

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

Loans with related party

The Company agreed to borrow up to $500,000 from Eternal B.V., an affiliate of the Company through common ownership (the “Lender”), to be used for the payment of costs related to the Initial Public Offering (the “Loan”). Pursuant to the loan agreement and its subsequent amendments, the Loan was non-interest bearing, unsecured and was due on the closing of the Initial Public Offering. As of December 31, 2021, the outstanding balance of loan payable to the affiliate was $63,073, and no interest was accrued. The Loan expired on May 2, 2022 and was fully repaid to the affiliate on June 2, 2022.

On September 21, 2022, the Company entered into a loan agreement with the Lender in the principal amount of up to $180,000, on an unsecured basis and bearing no interest (the “Second Eternal Loan”). The Second Eternal Loan is available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is March 31, 2024. As of December 31, 2022, the outstanding balance of the Second Eternal Loan was $180,000 and no interest was accrued.

On November 12, 2022, the Company entered into an additional loan agreement with the Lender. in the principal amount of up to $300,000, on an unsecured basis and bearing no interest (the “Third Eternal Loan”). The Third Eternal Loan is available to be drawn down from November 12, 2022 to March 31, 2023 and its maturity date is March 31, 2024. As of December 31, 2022, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

Administrative Service Fee

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor on April 27, 2022 whereby the Sponsor will perform certain services for the Company for a monthly fee of $10,000. On May 2, 2022, the Sponsor entered into an assignment agreement with Gluon Group, an affiliate of the Company, to provide the services detailed in the Administrative Service Agreement. An officer of the Company owns 505 shares of Gluon Group and serves as managing partner. As of December 31, 2022, $30,925 has been paid to Gluon Group for such services and an additional $70,299 has been accrued.

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

On October 5, 2022, the Company and Gluon agreed to lower the Transaction Success Fee to a total payment of $250,000 upon successful completion of one of more transactions with an aggregate purchase price equal or more than $400,000,000.

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

In addition to the Transaction Success Fee, the Company agreed to pay Gluon Group for any reasonable and documented out-of-pocket expenses incurred in connection with providing the services for the transactions. In the event of a successful initial business combination, Gluon also agreed to waive any accrued fees owed by the Company.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration rights

The holders of the Founder Shares and Private Placement Warrants are entitled to registration rights pursuant to a registration rights agreement signed on April 27, 2022. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Representative Shares

The Company has issued to Maxim and/or its designees, 118,125 shares of Class A ordinary shares upon the consummation of the Initial Public Offering (the “Representative Shares”). The Company accounted for the Representative Shares as an offering cost associated with the Initial Public Offering, with a corresponding credit to shareholder’s equity. The Company estimated the fair value of Representative Shares to be $946,181. Maxim has agreed not to transfer, assign, or sell any such shares until the completion of the Business Combination. In addition, Maxim has agreed: (i) to waive its redemption rights with respect to such shares in connection with the completion of the Business Combination; and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its Business Combination within the Combination Period.

The shares have been deemed compensation by the Financial Industry Regulatory Authority (“FINRA”) and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement for the Initial Public Offering pursuant to Rule 5110(e)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following April 27, 2022, nor may they be sold, transferred, assigned, pledged, or hypothecated for a period of 180 days immediately following April 27, 2022 except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.

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

Transaction Expenses

On August 17, 2022, the Company entered into an agreement (the “Letter Agreement”) with Maxim to pay a fee (the “Success Fee”) upon completion of one or more successful transactions. On October 3, 2022, the Company amended its agreement with Maxim (the “Amendment”). The amendment states that the Company shall pay to Maxim, upon Closing of such Transaction(s), a fee based upon the amount of cash the Company has in Trust immediately prior to consummation of the Transaction and/or contributed to the Transaction. If the amount of such cash is less than $50,000,000, Maxim’s fee shall be equal to $200,000 in cash and an additional $150,000 of common stock of the post-Transaction Company (the “Common Stock”). If the amount of such cash is equal to or greater than $40 million, the success shall be $500,000 cash. If the amount of such cash is equal to or greater than $75 million, the Success fee shall be $500,000 cash an additional $500,000 payable in either cash or Common Stock, at the option of the Company. The Common Stock shall be issued to Maxim Partners LLC, shall be valued at the same price per share/exchange ratio as in the definitive Transaction documentation, and it shall have unlimited piggyback registration rights. The Success Fee shall be paid upon the consummation of the Transaction.

On July 11, 2022, the Company entered into an agreement (the “Letter Agreement”) with ALANTRA Corporate Finance, S.A.U. (“ALANTRA”) and U.N. SDG Support Holdings LLC (“Sponsor Entity”). On October 3, 2022, the Company amended its agreement with ALANTRA. The Company will pay ALANTRA a retainer of $15,000 at signing of the engagement letter and $20,000 per month that is due and payable on the last day of each month for a maximum period of five months. Should the aggregated Transaction value be above $400,000,000, the retainer fee will increase up to $40,000 per month with the same maximum five-month period for the payment of any retainer fee.

The Company will also have transactions fees (“Transaction Success Fee”), if a Transaction which is introduced by ALANTRA, or by another institution to which no fees are due by the Company (e.g. an institution acting on behalf of a Target) is Completed (as defined below) the following remuneration will be due to ALANTRA as a remuneration for its services.

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

Notwithstanding the above, it is agreed that the Transaction Success Fee will be subject to a minimum of EUR 1,000,000.

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

Business Combination Agreement

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

NOTE 7. SHAREHOLDER’S EQUITY

Class A Ordinary Shares  — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of  $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 118,125 and zero Class A shares issued and outstanding, respectively.

Class B Ordinary Shares  — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of  $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 1,968,750 and 2,156,250 Class B ordinary shares outstanding, respectively. As of December 31, 2021, the Class B ordinary shares outstanding included an aggregate of up to 281,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6). Since the underwriters partially exercised the over-allotment option in respect of 375,000 Units and, as agreed with the Company, the underwriters waived their right to further exercise the option (see Note 6), a total of 93,750 of the Founder Shares were no longer subject to forfeiture on May 2, 2022, and 187,500 of the Founder Shares were forfeited, resulting in an aggregate of 1,968,750 Founder Shares issued and outstanding.

Preference Shares  — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. As of December 31, 2022 and December 31, 2021, there were no preferred shares outstanding.

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

NOTE 8. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2022, up through the date the Company issued the financial statements.

On January 29, 2023, the Company entered into a loan agreement with the Lender in the principal amount of up to $50,000, on an unsecured basis and bearing no interest (the “Fourth Eternal Loan”). The Fourth Eternal Loan is available to be drawn down from January 29, 2023 to March 31, 2023, and its maturity date is January 31, 2025.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
1	Underwriting Agreement, dated April 27, 2022, by and between the Company and Maxim. (4)
2.1	Business Combination Agreement, dated as of October 6, 2022, by and among the Company, Pubco, Merger Sub and EEW. (5) +***
3.1	Amended and Restated Memorandum and Articles of Association. (4)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Ordinary Shares Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Specimen Rights Certificate. (2)
4.5	Warrant Agreement, dated April 27, 2022, by and between the Company and Continental, as warrant agent. (4)
4.6	Rights Agreement, dated April 27, 2022, by and between the Company and Continental, as rights agent. (4)
4.7	Description of Registered Securities.*
10.1	Promissory Note, dated December 24, 2021, by the Company to Charles Ratelband V. (1)
10.2	Subscription Agreement, dated December 24, 2021, between the Company and our sponsor. (1)
10.3	Form of Indemnity Agreement. (1)
10.4	Loan Agreement, dated October 1, 2021 by and between the Company and Eternal. (3)
10.5	Amendment to Loan Agreement, dated March 31, 2022, by and between the Company and Eternal. (3)
10.6	Second Amendment to Loan Agreement, dated April 14, 2022,f by and between the Company and Eternal. (3)
10.7	Letter Agreement, dated April 27, 2022, by and among the Company, its officers and directors, and our sponsor. (4)
10.8	Investment Management Trust Agreement, dated April 27, 2022, by and between the Company and Continental, as trustee. (4)
10.9	Registration Rights Agreement, dated April 27, 2022, by and among the Company and certain security holders. (4)
10.10	Sponsor Warrant Purchase Agreement, dated April 27, 2022, by and between the Company and our sponsor. (4)
10.11	Administrative Support Agreement, dated April 27, 2022, by and between the Company and our sponsor. (4)
10.12	Advisory Services Letter Agreement, dated as of July 11, 2022, by and between the Company, ALANTRA Corporate Finance, S.A.U. and our sponsor, as amended. (7)
10.13	Amendment to the Advisory Services Letter Agreement, dated as of July 11, 2022, by and between the Company, ALANTRA Corporate Finance, S.A.U. and our sponsor, as amended. (7)
10.14	Engagement Letter, dated as of August 17, 2022, by and between the Company and Maxim, as amended. (7)
10.15	First Amendment to the Engagement Letter, dated September 20, 2022, by and between the Company and Maxim Group LLC. (7)
10.16	Second Amendment to the Engagement Letter, dated October 3, 2022, by and between the Company and Maxim. (7)
10.17	Third Amendment to the Engagement Letter, dated October 4, 2022, by and between the Company and Maxim. (7)
10.18	Loan Agreement, dated as of September 21, 2022, by and between the Company and Eternal. (6)
10.19	Letter Agreement, dated as of September 21, 2022, by and between the Company and Gluon Partners. (6)

10.20	First Amendment to the Letter Agreement, dated October 5, 2022, by and between the Company and Gluon Partners. (6)
10.21	Holder Support Agreement, dated October 6, 2022 between and among the Company, EEW and our sponsor. (5)+
10.22	Shareholder Commitment for Annette Kumlin, dated October 6, 2022. (5)+
10.23	Shareholder Commitment for Svante Kumlin, dated October 6, 2022. (5)+
10.24	Form of New Registration Rights Agreement (5)
10.25	Loan Agreement, dated as of January 29, 2023, by and between the Company and Eternal.*
14	Code of Ethics. (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter. (1)
99.2	Compensation Committee Charter. (1)
99.3	Nominating and Corporate Governance Committee Charter. (1)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith
***	The exhibits to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of all omitted information to the SEC upon its request.
+	Portions of the exhibit, including certain private and confidential information has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Registrant hereby agrees to furnish a copy of any omitted portion to the SEC upon request

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-263542), filed with the SEC on March 14, 2022.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-263542), filed with the SEC on April 6, 2022.
(3)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A (File No. 333-263542), filed with the SEC on April 15, 2022.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2022.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2022.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 filed with the SEC on November 9, 2022.
(7)	Incorporated by reference to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2022 filed with the SEC on December 21, 2022.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 17, 2023	CLIMATEROCK

	By:	/s/ Per Regnarsson
		Name:	Per Regnarsson
		Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Charles Ratelband V	Director and Executive Chairman	February 17, 2023
Charles Ratelband V

/s/ Abhishek Bawa	Chief Financial Officer	February 17, 2023
Abhishek Bawa

/s/ Niels Brix	Independent Director	February 17, 2023
Niels Brix

/s/ Randolph Sesson, Jr.	Independent Director	February 17, 2023
Randolph Sesson, Jr.

/s/ Caroline Harding	Independent Director	February 17, 2023
Caroline Harding

	Independent Director	February 17, 2023
Sean Kidney