Form 10-Q
period 2023-03-31
ClimateRock
filed 2023-05-08
CIK 1903392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 8, 2023, there were 4,664,012 Class A ordinary shares, par value $0.0001, and one Class B ordinary share, $0.0001 par value, issued and outstanding.

CLIMATEROCK
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023
TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CLIMATEROCK
BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$54,458	$411,711
Prepaid expenses	80,626	106,542
Cash and cash equivalents held in trust account	81,897,579	81,039,102
Total current assets	82,032,663	81,557,355

TOTAL ASSETS	$82,032,663	$81,557,355

LIABILITIES, COMMITMENTS AND CONTINGENCIES, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$979,176	$1,005,720
Loan payable - related party	530,000	480,000
Deferred underwriting commission payable	2,362,500	2,362,500
Total current liabilities	3,871,676	3,848,220

TOTAL LIABILITIES	3,871,676	3,848,220

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares, $0.0001 par value, subject to possible redemption. 7,875,000 shares at redemption value of $10.40 and $10.29 per share, including dividends earned in trust account, at March 31, 2023 and December 31, 2022, respectively	81,897,579	81,039,102
Total commitments and contingencies	81,897,579	81,039,102

SHAREHOLDERS’ DEFICIT
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 2,086,874 and 118,125 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively (excluding 7,875,000 shares subject to possible redemption as of March 31, 2023 and December 31, 2022)	209	12
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1 and 1,968,750 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	197
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	—
Accumulated deficit	(3,736,801)	(3,330,176)
Total shareholders’ deficit	(3,736,592)	(3,329,967)

TOTAL LIABILITIES, COMMITMENTS AND CONTIGENCIES, AND SHAREHOLDERS’ DEFICIT	$82,032,663	$81,557,355

The accompanying notes are an integral part of these financial statements

CLIMATEROCK
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating expenses
Formation and operating costs	$386,791	$1,200
Net loss from operations	(386,791)	(1,200)

Other income (loss)
Unrealized income on trust account	858,477	—
Unrealized foreign exchange loss	(19,834)	—
Total other income	838,643	—

Net income (loss)	$451,852	$(1,200)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	7,875,000	—
Non-redeemable ordinary shares, basic and diluted	2,086,875	1,875,000
Basic and diluted earnings per share
Redeemable ordinary shares, basic and diluted	$0.07	$0.00
Non-redeemable ordinary shares, basic and diluted	$(0.04)	$0.00

The accompanying notes are an integral part of these financial statements

CLIMATEROCK
STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

	CLASS A ORDINARY SHARES		CLASS B ORDINARY SHARES		PREFERENCE SHARES		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL SHAREHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
Balances - January 1, 2023	118,125	$12	1,968,750	$197	—	$—	$—	$(3,330,176)	$(3,329,967)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(858,477)	(858,477)
Conversion of 1,968,749 Class B ordinary shares to Class A ordinary shares at par value of $0.0001 per share	1,968,749	197	(1,968,749)	(197)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	451,852	451,852
Balances - March 31, 2023	2,086,874	$209	1	$—	—	$—	$—	$(3,736,801)	$(3,736,592)

Balances - January 1, 2022	—	$—	2,156,250	$216	—	$—	$24,784	$(4,730)	$20,270
Net loss	—	—	—	—	—	—	—	(1,200)	(1,200)
Balances - March 31, 2022	—	$—	2,156,250	$216	—	$—	$24,784	$(5,930)	$19,070

The accompanying notes are an integral part of these financial statements

CLIMATEROCK
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash flows from operating activities:
Net income (loss)	$451,852	$(1,200)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Unrealized income received in trust account	(858,477)	—
Unrealized foreign exchange loss	19,834	—
Changes in operating assets and liabilities:
Accrued liabilities, excluding unrealized foreign exchange loss	(46,378)	1,000
Prepaid expenses	25,916	—
Net cash used in operating activities	(407,253)	(200)

Cash flows from financing activities:
Proceed from related party loan	50,000	5,150
Net cash provided by financing activities	50,000	5,150

Net (decrease) increase in cash	(357,253)	4,950
Cash at beginning of period	411,711	—
Cash at end of period	$54,458	$4,950

Non-cash investing and financial activities:
Deferred offering costs paid by related party	$—	$123,987
Deferred offering costs included in accrued liabilities	$—	$25,231

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

As of March 31, 2023, the Company had not yet commenced operations. All activity through March 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and post-offering activities in search for a target to consummate a Business Combination. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Initial Public Offering and Private Placement, $79,931,250 of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”) and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

As of March 31, 2023, the Company had $54,458 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

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

The Company had 12 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipated that it may not be able to consummate the initial Business Combination within 12 months, it may extend the period of time to consummate a Business Combination by two additional 3-month periods (for a total of up to 18 months) without submitting proposed extensions to its shareholders for approval or offering its public shareholders redemption rights in connection therewith. The Company’s sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $787,500 ($0.10 per share) on or prior to the date of the applicable deadline for each additional three month period. Any such payments would be made in the form of a loan, non-interest bearing and payable upon the consummation of the initial Business Combination.

On April 27, 2023, the Company held an extraordinary general meeting of shareholders (the “Meeting”) and approved, among other things, an amendment to the Company’s amended and restated memorandum and articles of association to (i) extend the date by which the Company would be required to consummate a business combination from November 2, 2023 (assuming the Sponsor was to have effected and paid extensions as described in the definitive proxy statement as filed with the SEC on April 11, 2023) to May 2, 2024 (or such earlier date as determined by the Company’s board of directors in its sole discretion) (the “the Extension Amendment”) and (ii) to permit its board of directors, in its sole discretion, to elect to wind up the Company’s operations on, or on an earlier date than May 2, 2024 (including prior to May 2, 2023) (see Note 8).

Going concern and management’s plan

As of March 31, 2023, the Company has a cash balance of $54,458 and a working capital deficit of $1,374,092, excluding the cash currently held in the Trust Account and the deferred compensation payable upon consummation of a Business Combination. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the financial statements. Prior to consummation of a Business Combination, the Company has the ability to secure additional funding from the Sponsor or other related parties. There is no assurance that the Company’s plans to consummate a Business Combination will be successful by May 2, 2024 as approved at the extraordinary general meeting of the shareholders on April 27, 2023 (see Note 8). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

The accompanying unaudited financial statements as of March 31, 2023, and for the three months ended March 31, 2023 and 2022 have been prepared in accordance with U.S. GAAP for interim financial information and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the period ending December 31, 2023, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on February 17, 2023.

Cash and cash equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company had a cash balance of $54,458 and $411,711 in its working capital account, respectively.

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

The Company’s cash and cash equivalents held in the Trust Account are classified as cash equivalents. Gains and losses resulting from the change in the balance of the cash and cash equivalents held in Trust Account are included in income on trust account in the accompanying statements of operations. Interest income earned is fully reinvested into the cash and cash equivalents held in Trust Account and therefore considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the Statements of Cash Flow. Such interest income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of business combination (Please see Note 1).

As of March 31, 2023 and December 31, 2022, the Company had $81,897,579 and $81,039,102 held in the Trust Account, respectively, including $858,477 dividends earned on cash and cash equivalents held in Trust Account in the three months ended March 31, 2023.

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income in trust account less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. At March 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

The net income (loss) per share presented in the condensed statement of operations is based on the following:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Net loss	$451,852	$(1,200)
Accretion of temporary equity to redemption value	—	—
Net loss including accretion of temporary equity to redemption value	$451,852	$(1,200)
Less: Income on trust account to be allocated to redeemable shares	858,477	—
Net loss excluding income on trust account	$(406,625)	$(1,200)

	Three months ended March 31, 2023
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding income on trust account	$(321,443)	$(85,182)
Income on trust account	858,477	—
Allocation of net income (loss)	$537,034	$(85,182)

Denominators:
Weighted-average shares outstanding	7,875,000	2,086,875
Basic and diluted net income (loss) per share	$0.07	$(0.04)

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended March 31, 2022
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding income on trust account	$—	$(1,200)
Income on trust account	—	—
Accretion of temporary equity to redemption value	—	—
Allocation of net income (loss)	$—	$(1,200)

Denominators:
Weighted-average shares outstanding	—	1,875,000
Basic and diluted net income (loss) per share	$0.00	$0.00

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

As of March 31, 2023 and December 31, 2022, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table.

	As of March 31, 2023	As of December 31, 2022
Gross proceeds	$78,750,000	$78,750,000
Less:
Proceeds allocated to public warrants and public rights	(6,898,500)	(6,898,500)
Offering costs of public shares	(4,647,702)	(4,647,702)
Plus:
Accretion of carrying value to redemption value	14,693,781	13,835,304
Ordinary shares subject to possible redemption	$81,897,579	$81,039,102

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

Since the underwriters partially exercised the over-allotment option in respect of 375,000 Units and, as agreed with the Company, the underwriters waived their right to further exercise the option (see Note 6), a total of 93,750 of the Founder Shares were no longer subject to forfeiture on May 2, 2022, and 187,500 of the Founder Shares were forfeited, resulting in an aggregate of 1,968,750 Founder Shares issued and outstanding

On March 31, 2023, the Sponsor elected to convert 1,968,749 Class B ordinary shares to class A ordinary shares of the Company, on a one-for-one basis. These conversion shares are subject to the same restrictions as applied to the Class B ordinary shares before the conversion, including among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s Initial Public Offering. The holder of these conversion shares have no rights to funds in the Trust Account. Following the conversion, the Sponsor owns 1,968,749 Class A ordinary shares and one Class B ordinary share. As of March 31, 2023, the Company had one Class B ordinary share outstanding.

Loan with related party

On September 21, 2022, the Company entered into a loan agreement with Eternal B.V., an affiliate of the Company through common ownership, (the “Lender”) in the principal amount of up to $180,000, on an unsecured basis and bearing no interest (the “Eternal Loan”). The Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is March 31, 2024. As of March 31, 2023, the outstanding balance of the Second Eternal Loan was $180,000 and no interest was accrued.

Additionally, on November 12, 2022, the Company entered into a loan agreement with the Lender in the principal amount of up to $300,000, on an unsecured basis and bearing no interest (the “Third Eternal Loan”). The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023 and its maturity date is March 31, 2024. As of March 31, 2023, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, the Company entered into a loan agreement with the Lender in the principal amount of up to $50,000, on an unsecured basis and bearing no interest (the “Fourth Eternal Loan”). The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is March 31, 2025. As of March 31, 2023, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

Eternal is controlled by Charles Ratelband V, the Company’s Executive Chairman of the board of directors. Each member of the Company’s board of directors has been informed of Mr. Ratelband’s material interest in the loan agreements, and upon the approval and recommendation of the audit committee, the Company’s board of directors has determined that the loans are fair and in the best interests of the Company and has voted to approve the loans.

Administrative Service Fee

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor on April 27, 2022 whereby the Sponsor will perform certain services for the Company for a monthly fee of $10,000. On May 2, 2022, the Sponsor entered into an assignment agreement with Gluon Group, an affiliate of the Company, to provide the services detailed in the Administrative Service Agreement. An officer of the Company owns 505 shares of Gluon Group and serves as managing partner. As of March 31, 2023, $36,223 has been paid to Gluon Group for such services and an additional $95,000 has been accrued.

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

Accrued Liability

On March 14, 2023, Eternal BV transferred $30,000 into the Company’s Winterbotham Bank account with an accompanying $30,000 transfer scheduled from the Company’s American International Bank account to Eternal BV. As of March 31, 2023, this transfer from the Company’s American International Bank account to Eternal BV had not yet occurred and a $30,000 accrued liability exists.

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

On March 30, 2023, the Maxim Letter Agreement was amended (“Amendment No. 4”) to state that the Company will owe a cash fee payable, at each closing of the Alliance Global Partners equity or equity-linked offering in connection with the contemplated Initial Business Combination with EEW (as defined below), equal to one percent (1%) of the gross proceeds received by EEW or its related entities at such closing.

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

NOTE 7. SHAREHOLDER’S EQUITY

Class A Ordinary Shares  — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of  $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 2,086,874 and 118,125 Class A shares issued and outstanding, respectively.

Class B Ordinary Shares  — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of  $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were one and 1,968,750 Class B ordinary shares outstanding, respectively.

Preference Shares  — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no preferred shares outstanding, respectively.

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 8. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2023, up through the date the Company issued the financial statements.

On April 12, 2023, the Company entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest (the “Fifth Eternal Loan”). The Fifth Eternal Loan is available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date of the loan is the earlier of May 1, 2024 or the date of the consummation of the initial business combination of the Company.

On April 27, 2023, the Company held an extraordinary general meeting of shareholders (the “Meeting”) and approved, among other things, an amendment to the Company’s amended and restated memorandum and articles of association to (i) extend the date by which the Company would be required to consummate a business combination from November 2, 2023 (assuming the Sponsor was to have effected and paid extensions as described in the definitive proxy statement as filed with the SEC on April 11, 2023) to May 2, 2024 (or such earlier date as determined by the Company’s board of directors in its sole discretion) (the “the Extension Amendment”) and (ii) to permit its board of directors, in its sole discretion, to elect to wind up the Company’s operations on, or on an earlier date than May 2, 2024 (including prior to May 2, 2023). In Connection with the Meeting, shareholders holding 5,297,862 Class A ordinary shares issued in the Company’s Initial Public Offering exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $55,265,334 (approximately $10.43 per share) will be removed from the Company’s Trust Account to pay such holders.

On May 2, 2023, the Company issued a promissory note (the “Extension Note”) in the aggregate principal amount of $900,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the Extension Amendment. The Sponsor agreed to pay $75,000 per month that the board of directors decides to take to complete an initial business combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by the Company’s board of directors in its sole discretion. On May 8, 2023, the first installment was deposited into the Trust Account. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial business combination, and (b) the date of the Company’s liquidation.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this Quarterly Report.

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

As of March 31, 2023, the Company had not yet commenced any operations. All activity through March 31, 2023 relates to the Company’s formation and our Initial Public Offering, which is described below, and post-offering activities in search for a target to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering (the “IPO Registration Statement”) was declared effective on April 27, 2022. On May 2, 2022, the Company consummated its Initial Public Offering of 7,875,000 units at $10.00 per Unit, including 375,000 Units that were issued pursuant to the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $78,750,000.

The Company commenced operations after obtaining adequate financial resources through (i) the Initial Public Offering of 7,875,000 Units at $10.00 per Unit (which includes 375,000 units in connection with the underwriter’s partial exercise of the over-allotment option) and (ii) the sale of 3,762,500 Private Placement Warrants with an exercise price of $11.50 per warrant at a price of $1.00 per Private Placement Warrant to the Sponsor.

The Units were listed on Nasdaq Global Market (“Nasdaq”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial business combination. Nasdaq rules provide that the initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes). The Company will only complete an initial business combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect an initial business combination.

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

The Sponsor, officers, directors and advisors (the “Initial Shareholders”) have agreed (a) to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of an initial business combination, (b) not to propose an amendment to the Company’s amended and restated memorandum and articles of association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve an initial business combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the amended and restated certificate of incorporation relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares and the Private Placement Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if an initial business combination is not consummated. However, the Initial Shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its initial business combination.

Business Combination with EEW

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

The total consideration to be offered by Pubco to the holders of EEW securities will be a number of Pubco Ordinary Shares with an aggregate value equal to Six Hundred Fifty Million U.S. Dollars ($650,000,000), with each Pubco Ordinary Share valued at an amount equal to the price at which each of the Company’ ordinary share is redeemed or converted pursuant to the redemption of the Company’s ordinary shares pursuant to the Company’s organizational documents.We expect to close the EEW Business Combination in July 2023.

For a more detailed description of the Business Combination Agreement and the transactions contemplated therein, see the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2022 (the “Form 8-K”).

Extension

On April 27, 2023, the Company held an extraordinary general meeting of shareholders (the “Meeting”) and approved, among other things, amendment to the Company’s amended and restated memorandum and articles of association to (i) extend the date by which the Company would be required to consummate a business combination from November 2, 2023 (assuming the Sponsor was to have effected the paid extensions as described in the definitive proxy statement as filed with the SEC on April 11, 2023) to May 2, 2024 (or such earlier date as determined by the Company’s board of directors in its sole discretion) (the “Extension Amendment”), and (ii) to permit its board of directors, in its sole discretion, to elect to wind up the Company’s operations on, or on an earlier date than May 2, 2024 (including prior to May 2, 2023). In connection with the Meeting, shareholders holding 5,297,862 Class A ordinary shares issued in the Company’s Initial Public Offering exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $55,265,334 (approximately $10.43 per share) will be removed from the Company’s Trust Account to pay such holders

Results of Operations

Our entire activity since inception up to March 31, 2023 is related to our formation, and our Initial Public Offering, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We will generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering. We also expect to incur increased expenses as a result of becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in search for a target to consummate an initial business combination.

For the three months ended March 31, 2023, the Company reported a net income of $451,852, comprised of $858,477 of income earned in the Trust Account offset by unrealized foreign exchange loss of $19,834 and formation and operating costs of $386,791.

For the three months ended March 31, 2022, the Company reported a net loss of $1,200, which consists of general and administrative expenses.

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

On September 21, 2022, the Company entered into a loan agreement with Eternal B.V., an affiliate of the Company through common ownership, (the “Lender”) in the principal amount of up to $180,000, on an unsecured basis and bearing no interest (the “Eternal Loan”). The Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is March 31, 2024. As of March 31, 2023, the outstanding balance of the Second Eternal Loan was $180,000 and no interest was accrued.

Additionally, on November 12, 2022, the Company entered into a loan agreement with the Lender in the principal amount of up to $300,000, on an unsecured basis and bearing no interest (the “Third Eternal Loan”). The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023 and its maturity date is March 31, 2024. As of March 31, 2023, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, the Company entered into a loan agreement with the Lender in the principal amount of up to $50,000, on an unsecured basis and bearing no interest (the “Fourth Eternal Loan”). The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is March 31, 2025. As of March 31, 2023, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

On April 12, 2023, the Company entered into a loan agreement with the Lender for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest (the “Fifth Eternal Loan”). The Fifth Eternal Loan is available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date of the loan is the earlier of May 1, 2024 or the date of the consummation of the initial business combination of the Company.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023.

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

On March 30, 2023, the Maxim Letter Agreement was amended (“Amendment No. 4”) to state that the Company will owe a cash fee payable, at each closing of the Alliance Global Partners equity or equity-linked offering in connection with the contemplated Initial Business Combination with EEW, equal to one percent (1%) of the gross proceeds received by EEW or its related entities at such closing.

On July 11, 2022, we entered into a letter agreement with ALANTRA Corporate Finance, S.A.U. (“ALANTRA”) and U.N. SDG Support Holdings LLC (“Sponsor Entity”), under which we engaged ALANTRA to act as our financial advisor for the design, negotiation, and execution of potential business combinations between the Company and one or more energy transition companies. On October 3, 2022, we amended such letter agreement (the “ALANTRA Letter Agreement”).

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

If a transaction that is introduced by ALANTRA or by another institution to which no fees are due by the Company (e.g. an institution acting on behalf of a target) is completed the following remuneration will be due to ALANTRA as a remuneration for its services (“ALANTRA Success Fee”).

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

On March 31,2023, the Sponsor elected to convert 1,968,749 Class B ordinary shares to class A ordinary shares of the Company, on a one-for-one basis. These conversion shares are subject to the same restrictions as applied to the Class B ordinary shares before the conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s Initial Public Offering. Following the conversion, the Sponsor owns 1,968,749 Class A ordinary shares and one Class B ordinary share.

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

Loan with Related Party

On September 21, 2022, the Company entered into a loan agreement with Eternal B.V., an affiliate of the Company through common ownership, (the “Lender”) in the principal amount of up to $180,000, on an unsecured basis and bearing no interest (the “Eternal Loan”). The Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is March 31, 2024. As of March 31, 2023, the outstanding balance of the Second Eternal Loan was $180,000 and no interest was accrued.

Additionally, on November 12, 2022, the Company entered into a loan agreement with the Lender in the principal amount of up to $300,000, on an unsecured basis and bearing no interest (the “Third Eternal Loan”). The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023 and its maturity date is March 31, 2024. As of March 31, 2023, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, the Company entered into a loan agreement with the Lender in the principal amount of up to $50,000, on an unsecured basis and bearing no interest (the “Fourth Eternal Loan”). The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is March 31, 2025. As of March 31, 2023, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

On April 12, 2023, the Company entered into a loan agreement with the Lender for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest (the “Fifth Eternal Loan”). The Fifth Eternal Loan is available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date of the loan is the earlier of May 1, 2024 or the date of the consummation of the initial business combination of the Company.

On May 2, 2023, the Company issued a promissory note (the “Extension Note”) in the aggregate principal amount of $900,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the Extension Amendment. The Sponsor agreed to pay $75,000 per month that the board of directors decides to take to complete an initial business combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by the Company’s board of directors in its sole discretion. On May 8, 2023, the first installment was deposited into the Trust Account. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial business combination, and (b) the date of the Company’s liquidation.

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

Administrative Service Fee

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor on April 27, 2022 whereby the Sponsor will perform certain services for the Company for a monthly fee of $10,000. On May 2, 2022, the Sponsor entered into an assignment agreement with Gluon Group, an affiliate of the Company, to provide the services detailed in the Administrative Service Agreement. An officer of the Company owns 505 shares of Gluon Group and serves as managing partner. As of March 31, 2023, $36,223 has been paid to Gluon Group for such services and an additional $95,000 has been accrued.

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

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income in trust account less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. At March 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officer”), or persons performing similar functions, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Material Weakness

As disclosed in on our Form 10-K for the year ended December 31, 2022, we previously identified a material weakness in our internal control related to properly recording and accruing expenses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation of Previously Reported Material Weakness

Management has completed the testing of design and operating effectiveness of the new and enhanced controls related to the previously reported material weakness. The Company remediated the material weaknesses through activities including more clearly defined Management oversight and implemented key controls, including defining appropriate levels of precision for cut-off testing.

Management believes that these actions have been fully implemented and have operated effectively for a sufficient period of time. As a result, we have concluded that our remediation efforts were successful and that the previously identified material weaknesses were remediated as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

Other than as discussed above, during the quarter ended March 31, 2023, there have been no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. However, as of the date of this Quarterly Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) IPO Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 17, 2023, and (iii) Quarterly Report on Form 10-Q for the quarterly periods ended September 30, 2022 and June 30, 2022, as filed with the SEC on November 9, 2022 and amended on December 21, 2022, and as filed on August 11, 2022, respectively, and (iv) definitive proxy statement, as filed with the SEC on April 11, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our funds held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
10.1	Promissory Note, dated as of May 2, 2023, by and between ClimateRock and U.N. SDG Support LLC.(1)
10.2	Loan Agreement, dated as of April 12, 2023, by and between ClimateRock and Eternal BV.*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2023.

SIGNATURE

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2023	CLIMATEROCK

	By:	/s/ Per Regnarsson
Per Regnarsson
Chief Executive Officer

	By:	/s/ Abhishek Bawa
Abhishek Bawa
Chief Financial Officer (Principal Financial and Accounting Officer)