Form 10-Q
period 2023-06-30
ClimateRock
filed 2023-08-14
CIK 1903392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 11, 2023, there were 4,664,012 Class A ordinary shares, par value $0.0001, and one Class B ordinary share, $0.0001 par value, issued and outstanding.

CLIMATEROCK
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023
TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLIMATEROCK
BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$154,544	$411,711
Prepaid expenses	81,430	106,542
Cash and cash equivalents held in trust account	27,328,298	81,039,102
Total current assets	27,564,272	81,557,355

TOTAL ASSETS	$27,564,272	$81,557,355

LIABILITIES, COMMITMENTS AND CONTINGENCIES, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$1,128,718	$1,005,720
Loan payable - related party	845,603	480,000
Convertible promissory note payable - related party	225,000	—
Deferred underwriting commission payable	2,362,500	2,362,500
Total current liabilities	4,561,821	3,848,220

TOTAL LIABILITIES	4,561,821	3,848,220

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares, $0.0001 par value, subject to possible redemption. 2,577,138 and 7,875,000 shares at redemption value of $10.60 and $10.29 per share, including dividends earned in trust account, at June 30, 2023 and December 31, 2022, respectively	27,328,298	81,039,102
Total commitments and contingencies	27,328,298	81,039,102

SHAREHOLDERS’ DEFICIT
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 2,086,874 and 118,125 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively (excluding 2,577,138 and 7,875,000 shares subject to possible redemption as of June 30, 2023 and December 31, 2022, respectively)	209	12
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1 and 1,968,750 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	197
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	—
Accumulated deficit	(4,326,056)	(3,330,176)
Total shareholders’ deficit	(4,325,847)	(3,329,967)

TOTAL LIABILITIES, COMMITMENTS AND CONTINGENCIES, AND SHAREHOLDERS’ DEFICIT	$27,564,272	$81,557,355

The accompanying notes are an integral part of these financial statements

CLIMATEROCK
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Operating expenses
Formation and operating costs	$439,375	$271,669	$846,000	$272,869
Net loss from operations	$(439,375)	$(271,669)	$(846,000)	$(272,869)

Other income (loss)
Interest income	120	—	120	—
Unrealized income on trust account	546,053	86,729	1,404,530	86,729
Total other income	546,173	86,729	1,404,650	86,729

Net income (loss)	$106,798	$(184,940)	$558,650	$(186,140)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	4,090,813	5,192,308	5,972,453	2,610,497
Non-redeemable ordinary shares, basic and diluted	2,086,875	2,014,698	2,086,875	1,945,235
Basic and diluted earnings (loss) per share
Redeemable ordinary shares, basic and diluted	$0.07	$0.66	$0.14	$2.05
Non-redeemable ordinary shares, basic and diluted	$(0.10)	$(1.80)	$(0.12)	$(2.85)

The accompanying notes are an integral part of these financial statements

CLIMATEROCK
STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND JUNE 30, 2022

	CLASS A ORDINARY SHARES		CLASS B ORDINARY SHARES		PREFERENCE SHARES		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL SHAREHOLDERS’ (DEFICIT)
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balances - January 1, 2023	118,125	$12	1,968,750	$197	—	$—	$—	$(3,330,176)	$(3,329,967)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(858,477)	(858,477)
Conversion of 1,968,749 Class B ordinary shares to Class A ordinary shares at par value of $0.0001 per share	1,968,749	197	(1,968,749)	(197)	—	—	—	—	—
Net income	—	—	—	—	—	—	—	451,852	451,852
Balances - March 31, 2023	2,086,874	209	1	—	—	—	—	(3,736,801)	(3,736,592)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(696,053)	(696,053)
Net income	—	—	—	—	—	—	—	106,798	106,798
Balances - June 30, 2023	2,086,874	$209	1	$—	—	$—	$—	$(4,326,056)	$(4,325,847)

Balances - January 1, 2022	—	$—	2,156,250	$216	—	$—	$24,784	$(4,730)	$20,270
Net loss	—	—	—	—	—	—	—	(1,200)	(1,200)
Balances - March 31, 2022	—	$—	2,156,250	$216	—	$—	$24,784	$(5,930)	$19,070
Forfeiture of 187,500 Class B ordinary shares by initial shareholder	—	—	(187,500)	(19)	—	—	19	—	—
Sale of 7,875,000 units at $10 per unit in IPO,including over-allotment, net of underwriters’ discount and offering expenses	7,875,000	788	—	—	—	—	73,655,270	—	73,656,058
Issuance of 118,125 underwriter units, including over-allotment	118,125	12	—	—	—	—	946,169	—	946,181
Sale of 3,762,500 warrants in private placement	—	—	—	—	—	—	3,762,500	—	3,762,500
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	(7,875,000)	(788)	—	—	—	—	(78,388,742)	(1,628,449)	(80,017,979)
Net loss	—	—	—	—	—	—	—	(184,940)	(184,940)
Balances - June 30, 2022	118,125	$12	1,968,750	$197	—	$—	$—	$(1,819,319)	$(1,819,110)

The accompanying notes are an integral part of these financial statements

CLIMATEROCK
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND JUNE 30, 2022

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash flows from operating activities:
Net income (loss)	$558,650	$(186,140)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Unrealized income received in trust account	(1,404,530)	(86,729)
Changes in operating assets and liabilities:
Accrued liabilities, excluding unrealized foreign exchange loss	122,998	32,289
Prepaid expenses	25,112	(276,278)
Net cash used in operating activities	(697,770)	(516,858)

Cash flows from investing activities:
Cash deposited in trust account for monthly extension fees	(150,000)	—
Proceeds from sales of marketable securities in trust account	55,265,334	—
Cash deposited in trust account for sales of units in IPO	—	(79,931,250)
Net cash provided by (used in) investing activities	$55,115,334	$(79,931,250)

Cash flows from financing activities:
Proceed from related party loan	375,000	5,150
Proceed from convertible promissory note - related party	225,000	—
Repayment of related party loans	(9,397)	(217,641)
Payment for redemption of ordinary shares	(55,265,334)	—
Proceeds from sale of units in IPO, including over-allotment	—	78,750,000
Payment of underwriting fee and other offering costs	—	(1,552,500)
Proceeds from sale of warrants in private placement	—	3,762,500
Net cash (used in) provided by financing activities	(54,674,731)	80,747,509

Net (decrease) increase in cash	(257,167)	299,401
Cash at beginning of period	411,711	—
Cash at end of period	$154,544	$299,401

Non-cash investing and financial activities:
Deferred offering costs paid by related party	$—	$149,418
Deferred underwriting commission charged to additional paid in capital	—	2,362,500
Allocation of offering costs to Class A ordinary shares subject to redemption	—	304,011
Issuance of representative shares	—	946,181
Initial value of public shares subject to possible redemption	—	71,851,500
Reclassification of offering costs related to public shares	—	(4,647,702)
Remeasurement adjustment on public shares subject to possible redemption	—	12,814,181

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

As of June 30, 2023, the Company had not yet commenced operations. All activity through June 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and post-offering activities in search for a target to consummate a Business Combination. The Company has selected December 31 as its fiscal year end.

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

As of June 30, 2023, the Company had $154,544 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

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

Going concern and management’s plan

As of June 30, 2023, the Company has a cash balance of $154,544 and a working capital deficit of $1,963,347, excluding the cash currently held in the Trust Account and the deferred compensation payable upon consummation of a Business Combination. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the financial statements. Prior to consummation of a Business Combination, the Company has the ability to secure additional funding from the Sponsor or other related parties. There is no assurance that the Company’s plans to consummate a Business Combination will be successful by May 2, 2024 as approved at the extraordinary general meeting of the shareholders on April 27, 2023. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements as of June 30, 2023, and for the three and six months ended June 30, 2023 and 2022 have been prepared in accordance with U.S. GAAP for interim financial information and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the period ending December 31, 2023, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on February 17, 2023.

Cash and cash equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company had a cash balance of $154,544 and $411,711 in its working capital account, respectively.

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

As of June 30, 2023 and December 31, 2022, the Company had $27,328,298 and $81,039,102 held in the Trust Account, respectively, including $1,404,530 and $1,107,852 dividends earned on cash and cash equivalents held in Trust Account in the six months ended June 30, 2023 and the year ended December 31, 2022, respectively.

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

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income in trust account less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. At June 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

The Net income (loss) per share presented in the condensed statement of operations is based on the following:

	Three months ended June 30, 2023	Three months ended June 30, 2022
Net income (loss)	$106,798	$(184,940)
Accretion of temporary equity to redemption value	—	(12,727,452)
Net income (loss) including accretion of temporary equity to redemption value	$106,798	$(12,912,392)
Less: Monthly extension fees	150,000	—
Less: Income on trust account to be allocated to redeemable shares	546,053	86,729
Net loss excluding income on trust account	$(589,255)	$(12,999,121)

	Three months ended June 30, 2023
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding income on trust account	$(390,200)	$(199,055)
Income on trust account	546,053	—
Less: Monthly extension fees	150,000	—
Allocation of net income (loss)	$305,853	$(199,055)

Denominators:
Weighted-average shares outstanding	4,090,813	2,086,875
Basic and diluted net income (loss) per share	$0.07	$(0.10)

	Three months ended June 30, 2022
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding income on trust account	$(9,365,254)	$(3,633,867)
Income on trust account	86,729	—
Accretion of temporary equity to redemption value	12,727,452	—
Allocation of net income (loss)	$3,448,927	$(3,633,867)

Denominators:
Weighted-average shares outstanding	5,192,308	2,014,698
Basic and diluted net income (loss) per share	$0.66	$(1.80)

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

	Six months ended June 30, 2023	Six months ended June 30, 2022
Net income (loss)	$558,650	$(186,140)
Accretion of temporary equity to redemption value	—	(12,727,452)
Net income (loss) including accretion of temporary equity to redemption value	$558,650	$(12,913,592)
Less: Monthly extension fees	150,000	—
Less: Income on trust account to be allocated to redeemable shares	1,404,530	86,729
Net loss excluding income on trust account	$(995,880)	$(13,000,321)

	Six months ended June 30, 2023
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding income on trust account	$(738,008)	$(257,872)
Income on trust account	1,404,530	—
Monthly extension fees	150,000	—
Allocation of net income (loss)	$816,522	$(257,872)

Denominators:
Weighted-average shares outstanding	5,972,453	2,086,875
Basic and diluted net income (loss) per share	$0.14	$(0.12)

	Six months ended June 30, 2022
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding income on trust account	$(7,449,362)	$(5,550,959)
Income on trust account	86,729	—
Accretion of temporary equity to redemption value	12,727,452	—
Allocation of net income (loss)	$5,364,819	$(5,550,959)

Denominators:
Weighted-average shares outstanding	2,610,497	1,945,235
Basic and diluted net income (loss) per share	$2.05	$(2.85)

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2023 and December 31, 2022, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table.

	As of June 30, 2023	As of December 31, 2022
Gross proceeds	$78,750,000	$78,750,000
Less:
Proceeds allocated to public warrants and public rights	(6,898,500)	(6,898,500)
Offering costs of public shares	(4,647,702)	(4,647,702)
Redemption of shares	(55,265,334)	—
Plus:
Accretion of carrying value to redemption value	15,239,834	13,835,304
Monthly Extension Fees	150,000	—
Ordinary shares subject to possible redemption	$27,328,298	$81,039,102

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

Since the underwriters partially exercised the over-allotment option in respect of 375,000 Units and, as agreed with the Company, the underwriters waived their right to further exercise the option (see Note 6), a total of 93,750 of the Founder Shares were no longer subject to forfeiture on May 2, 2022, and 187,500 of the Founder Shares were forfeited, resulting in an aggregate of 1,968,750 Founder Shares issued and outstanding

On March 31, 2023, the Sponsor elected to convert 1,968,749 Class B ordinary shares to class A ordinary shares of the Company, on a one-for-one basis. These conversion shares are subject to the same restrictions as applied to the Class B ordinary shares before the conversion, including among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s Initial Public Offering. The Holders of these conversion shares have no rights to funds in the Trust account. Following the conversion, the Sponsor owns 1,968,749 Class A ordinary shares and one Class B ordinary share. As of June 30, 2023, the Company had one Class B ordinary share outstanding.

Loan with related party

On September 21, 2022, the Company entered into a loan agreement with Eternal B.V., an affiliate of the Company through common ownership, (the “Lender”) in the principal amount of up to $180,000, on an unsecured basis and bearing no interest (the “Eternal Loan”). The Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is March 31, 2024. As of June 30, 2023, the outstanding balance of the Second Eternal Loan was $180,000 and no interest was accrued.

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

Additionally, on November 12, 2022, the Company entered into a loan agreement with the Lender in the principal amount of up to $300,000, on an unsecured basis and bearing no interest (the “Third Eternal Loan”). The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023 and its maturity date is March 31, 2024. As of June 30, 2023, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, the Company entered into a loan agreement with the Lender in the principal amount of up to $50,000, on an unsecured basis and bearing no interest (the “Fourth Eternal Loan”). The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is March 31, 2025. As of June 30, 2023, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

On April 12, 2023, the Company entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest (the “Fifth Eternal Loan”). The Fifth Eternal Loan is available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date of the loan is the earlier of May 1, 2024 or the date of the consummation of the initial business combination of the Company. As of June 30, 2023, the outstanding balance of the Fifth Eternal Loan was $325,000 and no interest was accrued.

On April 18, 2023, the Company closed its American International Bank account and transferred the remaining balance of $39,397 to the Sponsor. The Sponsor transferred $30,000 of this amount to the Company’s Winterbotham Bank account. The remaining $9,397 represents a partial repayment of the Company’s outstanding loans payable with the Sponsor.

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

Convertible Promissory Note

On May 2, 2023, the Company issued a convertible promissory note (the “Extension Note”) in the aggregate principal amount of $900,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the Extension Amendment. The Sponsor agreed to pay $75,000 per month until the completion of an initial business combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by the Company’s board of directors in its sole discretion). The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial business combination, and (b) the date of the Company’s liquidation. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants (the “Conversion Warrants”) at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by the Company at the Initial Public Offering. The Company has determined that the fair value of the Extension Note is par value. As of June 30, 2023, the outstanding balance of the Extension Note was $225,000 and no interest was accrued.

Administrative Service Fee

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor on April 27, 2022 whereby the Sponsor will perform certain services for the Company for a monthly fee of $10,000. On May 2, 2022, the Sponsor entered into an assignment agreement with Gluon Group, an affiliate of the Company, to provide the services detailed in the Administrative Service Agreement. An officer of the Company owns 505 shares of Gluon Group and serves as managing partner. As of June 30, 2023, $39,187 has been paid to Gluon Group for such services and an additional $124,941 has been accrued.

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

Transaction Expenses

On May 31, 2022, the Company entered into an agreement (the “EGS Agreement”) with Ellenoff, Grossman & Schole LLP to act as U.S. securities council to the Company in connection with pending acquisition targets for the Company to acquire consistent with its Initial Public Offering and assist in U.S. securities work related to the Initial Business Combination. The fee structure for this agreement is as follows: (i) an upfront retainer of $37,500 (ii) billing on an hourly basis for time (iii) each month fifty percent (50%) of the amount billed shall be due and owing (iv) the remaining fifty percent (50%) not paid on a monthly basis will be deferred until the closing of the Initial Business Combination and will be paid with a twenty percent (20%) premium. As of June 30, 2023, the total outstanding billed amount for services provided by EGS is $743,956 of which $371,978 (50% of the outstanding balance) is considered outstanding per the terms of the EGS Agreement and is included in accrued liabilities on the Consolidated Balance Sheet. As the Initial Business Combination cannot be deemed probable as of June 30, 2023 and payment of the deferred portion of the outstanding balance is contingent upon a successful Initial Business Combination, no amount was accrued for the deferred portion of the outstanding amount or the premium.

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 7. SHAREHOLDER’S EQUITY

Class A Ordinary Shares  — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of  $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 2,086,874 and 118,125 Class A shares issued and outstanding, respectively.

Class B Ordinary Shares  — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of  $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were one and 1,968,750 Class B ordinary shares outstanding, respectively.

Preference Shares  — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were no preferred shares outstanding, respectively.

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 8. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2023, up through the date the Company issued the financial statements.

On July 11, 2023 and August 2, 2023, the Company drew down $15,000 and $60,200 from the Fifth Eternal Loan, respectively. Following the drawdowns, the outstanding balance of the Fifth Eternal Loan was $400,200 and no interest was accrued.

On August 2, 2023, the Company drew down $75,000 on the Extension Note. Following the drawdown, the outstanding balance of the Extension Note was $300,000 and no interest was accrued.

On August 3, 2023, the Company amended and restated its Business Combination Agreement (the “Agreement”) dated October 6, 2022 with ClimateRock Holdings, Limited, ClimateRock, and ClimateRock Merger Sub Limited. The Agreement was amended, among other things, to (i) extend the deadline to close the Business Combination to September 30, 2023, and (ii) provide for a contingent earn out of USD $150,000,000 in shares based on the achievement of a 2023 revenue milestone of USD $52,000,000.

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

As of June 30, 2023, the Company had not yet commenced any operations. All activity through June 30, 2023 relates to the Company’s formation and our Initial Public Offering, which is described below, and post-offering activities in search for a target to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On August 3, 2023, the Company amended and restated its Business Combination Agreement (the “Agreement”) dated October 6, 2022 with ClimateRock Holdings, Limited, ClimateRock, and ClimateRock Merger Sub Limited. The Agreement was amended, among other things, to (i) extend the deadline to close the Business Combination to September 30, 2023, and (ii) provide for a contingent earn out of USD $150,000,000 in shares based on the achievement of a 2023 revenue milestone of USD $52,000,000.

As amended, the base consideration to be offered by Pubco to the holders of EEW securities will be a number of Pubco Ordinary Shares with an aggregate value equal to Five Hundred Million U.S. Dollars ($500,000,000), plus a contingent earn out of Pubco Ordinary Shares with aggregate value of One Hundred Fifty Million Dollars ($150,000,000) as described above, with each Pubco Ordinary Share valued at an amount equal to the price at which each of the Company’ ordinary share is redeemed or converted pursuant to the redemption of the Company’s ordinary shares pursuant to the Company’s organizational documents.

For a more detailed description of the Business Combination Agreement, as amended, and the transactions contemplated therein, see the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2023 (the “Form 8-K”).

Extension

On April 27, 2023, the Company held an extraordinary general meeting of shareholders (the “Meeting”) and approved, among other things, amendment to the Company’s amended and restated memorandum and articles of association to (i) extend the date by which the Company would be required to consummate a business combination from November 2, 2023 (assuming the Sponsor was to have effected the paid extensions as described in the definitive proxy statement as filed with the SEC on April 11, 2023) to May 2, 2024 (or such earlier date as determined by the Company’s board of directors in its sole discretion) (the “Extension Amendment”), and (ii) to permit its board of directors, in its sole discretion, to elect to wind up the Company’s operations on, or on an earlier date than May 2, 2024 (including prior to May 2, 2023). In connection with the Meeting, shareholders holding 5,297,862 Class A ordinary shares issued in the Company’s Initial Public Offering exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $55,265,334 (approximately $10.43 per share) was removed from the Company’s Trust Account to pay such holders.

Results of Operations

Our entire activity since inception up to June 30, 2023 is related to our formation, and our Initial Public Offering, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We will generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering. We also expect to incur increased expenses as a result of becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in search for a target to consummate an initial business combination.

For the three and six months ended June 30, 2023, the Company reported a net income of $106,798 and $558,650, comprised of $546,053 and $1,404,530 of income earned in the Trust Account and $120 and $120 of interest income offset by unrealized foreign exchange loss of $0 and $— and formation and operating costs of $439,375 and $846,000, respectively.

For the three and six months ended June 30, 2022, the Company reported a net loss of $184,940 and $186,140, which consists of general and administrative expenses, offset by $86,729 of income earned in the Trust Account..

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

On September 21, 2022, the Company entered into a loan agreement with Eternal B.V., an affiliate of the Company through common ownership, (the “Lender”) in the principal amount of up to $180,000, on an unsecured basis and bearing no interest (the “Eternal Loan”). The Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is March 31, 2024. As of June 30, 2023, the outstanding balance of the Second Eternal Loan was $180,000 and no interest was accrued.

Additionally, on November 12, 2022, the Company entered into a loan agreement with the Lender in the principal amount of up to $300,000, on an unsecured basis and bearing no interest (the “Third Eternal Loan”). The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023 and its maturity date is March 31, 2024. As of June 30, 2023, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, the Company entered into a loan agreement with the Lender in the principal amount of up to $50,000, on an unsecured basis and bearing no interest (the “Fourth Eternal Loan”). The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is March 31, 2025. As of June 30, 2023, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

On April 12, 2023, the Company entered into a loan agreement with the Lender for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest (the “Fifth Eternal Loan”). The Fifth Eternal Loan is available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date of the loan is the earlier of May 1, 2024 or the date of the consummation of the initial business combination of the Company. As of June 30, 2023, the outstanding balance of the Fifth Eternal Loan was $325,000 and no interest was accrued.

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

On May 2, 2023, the Company issued a convertible promissory note (the “Extension Note”) in the aggregate principal amount of $900,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the Extension Amendment. The Sponsor agreed to pay $75,000 per month until the completion of an initial business combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by the Company’s board of directors in its sole discretion). The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial business combination, and (b) the date of the Company’s liquidation. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants (the “Conversion Warrants”) at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by the Company at the Initial Public Offering. The Company has determined that the fair value of the Extension Note is par value. As of June 30, 2023, the outstanding balance of the Extension Note was $225,000 and no interest was accrued.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023.

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

Transaction Expenses

On May 31, 2022, the Company entered into an agreement (the “EGS Agreement”) with Ellenoff, Grossman & Schole LLP to act as U.S. securities council to the Company in connection with pending acquisition targets for the Company to acquire consistent with its Initial Public Offering and assist in U.S. securities work related to the Initial Business Combination. The fee structure for this agreement is as follows: (i) an upfront retainer of $37,500 (ii) billing on an hourly basis for time (iii) each month fifty percent (50%) of the amount billed shall be due and owing (iv) the remaining fifty percent (50%) not paid on a monthly basis will be deferred until the closing of the Initial Business Combination and will be paid with a twenty percent (20%) premium. As of June 30, 2023, the total outstanding billed amount for services provided by EGS is $743,956 of which $371,978 (50% of the outstanding balance) is considered outstanding per the terms of the EGS Agreement and is included in accrued liabilities on the Consolidated Balance Sheet. As the Initial Business Combination cannot be deemed probable as of June 30, 2023 and payment of the deferred portion of the outstanding balance is contingent upon a successful Initial Business Combination, no amount was accrued for the deferred portion of the outstanding amount or the premium.

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

Loan with Related Party

On September 21, 2022, the Company entered into a loan agreement with Eternal B.V., an affiliate of the Company through common ownership, (the “Lender”) in the principal amount of up to $180,000, on an unsecured basis and bearing no interest (the “Eternal Loan”). The Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is March 31, 2024. As of June 30, 2023, the outstanding balance of the Second Eternal Loan was $180,000 and no interest was accrued.

Additionally, on November 12, 2022, the Company entered into a loan agreement with the Lender in the principal amount of up to $300,000, on an unsecured basis and bearing no interest (the “Third Eternal Loan”). The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023 and its maturity date is March 31, 2024. As of June 30, 2023, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, the Company entered into a loan agreement with the Lender in the principal amount of up to $50,000, on an unsecured basis and bearing no interest (the “Fourth Eternal Loan”). The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is March 31, 2025. As of June 30, 2023, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

On April 12, 2023, the Company entered into a loan agreement with the Lender for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest (the “Fifth Eternal Loan”). The Fifth Eternal Loan is available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date of the loan is the earlier of May 1, 2024 or the date of the consummation of the initial business combination of the Company. As of June 30, 2023, the outstanding balance of the Fifth Eternal Loan was $325,000 and no interest was accrued.

On April 18, 2023, the Company closed its American International Bank account and transferred the remaining balance of $39,397 to the Sponsor. The Sponsor transferred $30,000 of this amount to the Company’s Winterbotham Bank account. The remaining $9,397 represents a partial repayment of the Company’s outstanding loans payable with the Sponsor.

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

Promissory Note

On May 2, 2023, the Company issued a convertible promissory note (the “Extension Note”) in the aggregate principal amount of $900,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the Extension Amendment. The Sponsor agreed to pay $75,000 per month until the completion of an initial business combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by the Company’s board of directors in its sole discretion). The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial business combination, and (b) the date of the Company’s liquidation. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants (the “Conversion Warrants”) at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by the Company at the Initial Public Offering. The Company has determined that the fair value of the Extension Note is par value. As of June 30, 2023, $225,000 has been drawn down under the Extension Note.

Administrative Service Fee

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor on April 27, 2022 whereby the Sponsor will perform certain services for the Company for a monthly fee of $10,000. On May 2, 2022, the Sponsor entered into an assignment agreement with Gluon Group, an affiliate of the Company, to provide the services detailed in the Administrative Service Agreement. An officer of the Company owns 505 shares of Gluon Group and serves as managing partner. As of June 30, 2023, $39,187 has been paid to Gluon Group for such services and an additional $124,941 has been accrued.

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

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income in trust account less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. At June 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Changes in Internal Control Over Financial Reporting

Other than as discussed above, during the quarter ended June 30, 2023, there have been no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a Business Combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate a Business Combination could be adversely affected.

If our initial Business Combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our common stock after or in connection with such initial Business Combination.

On August 16, 2022, the Inflation Reduction Act of 2022 became law in the United States, which, among other things, imposes a 1% excise tax on the fair market value of certain repurchases (including certain redemptions) of stock by publicly traded domestic (i.e., United States) corporations (and certain non-U.S. corporations treated as “surrogate foreign corporations”). The excise tax will apply to stock repurchases occurring in 2023 and beyond. The amount of the excise tax is generally 1% of the fair market value of the shares of stock repurchased at the time of the repurchase. The U.S. Department of the Treasury (the “Treasury Department”)] has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax; however, only limited guidance has been issued to date.

As an entity incorporated as a Cayman Islands exempted company, the 1% excise tax is not expected to apply to redemptions of our Class A ordinary shares (absent any regulations and other additional guidance that may be issued in the future with retroactive effect).

However, in connection with an initial Business Combination involving a company organized under the laws of the United States, it is possible that we domesticate and continue as a U.S. corporation prior to certain redemptions and, because our securities are trading on The Nasdaq Stock Market, it is possible that we will be subject to the excise tax with respect to any subsequent redemptions, including redemptions in connection with the initial Business Combination, that are treated as repurchases for this purpose (other than, pursuant to recently issued guidance from the Treasury Department, redemptions in complete liquidation of the company). In all cases, the extent of the excise tax that may be incurred will depend on a number of factors, including the fair market value of our stock redeemed, the extent such redemptions could be treated as dividends and not repurchases, and the content of any regulations and other additional guidance from the Treasury Department that may be issued and applicable to the redemptions. Issuances of stock by a repurchasing corporation in a year in which such corporation repurchases stock may reduce the amount of excise tax imposed with respect to such repurchase. The excise tax is imposed on the repurchasing corporation itself, not the shareholders from which stock is repurchased. The imposition of the excise tax as a result of redemptions in connection with the initial Business Combination could, however, reduce the amount of cash available to pay redemptions or reduce the cash contribution to the target business in connection with our initial Business Combination, which could cause the other shareholders of the combined company to economically bear the impact of such excise tax.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial Business Combination raises substantial doubt about our ability to continue as a going concern through approximately one year from the date the unaudited condensed financial statements included in Item 1. “Financial Statements” were issued.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On April 27, 2023, we held an extraordinary general meeting of shareholders and approved, among other things, the Extension Amendment, which extended the date by which we must consummate a business combination from November 2, 2023 (which was 18 months from the closing of the Initial Public Offering) to May 2, 2024 (or such earlier date as determined by the board). In connection with the Extension Amendment, shareholders holding 5,297,862 public shares exercised their right to redeem such shares for a pro rata portion of the trust account. We paid cash in the aggregate amount of $55,265,334, or approximately $10.43 per share to redeeming shareholders.

The following table contains monthly information about the repurchases of our equity securities for the three months ended June 30, 2023:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 – April 30, 2023	—	—	—	—

May 1 – May 31, 2023	5,297,862	$10.43	—	—

June 1 – June 30, 2023	—	—	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
10.1	Promissory Note, dated as of May 2, 2023, by and between ClimateRock and U.N. SDG Support LLC.(1)
10.2	Loan Agreement, dated as of April 12, 2023, by and between ClimateRock and Eternal BV.(2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2023.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2023.

SIGNATURE

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2023	CLIMATEROCK

	By:	/s/ Per Regnarsson
Per Regnarsson
Chief Executive Officer

	By:	/s/ Abhishek Bawa
Abhishek Bawa
Chief Financial Officer (Principal Financial and Accounting Officer)