Form 10-Q
period 2023-09-30
ClimateRock
filed 2023-11-14
CIK 1903392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 001-41363

CLIMATEROCK
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Bedford Square London, WC1B 3HH, United Kingdom
(Address of Principal Executive Offices, including zip code)

+44 730 847 5096
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

As of November 14, 2023, there were 4,664,012 Class A ordinary shares, par value $0.0001 per share, and one Class B ordinary share, $0.0001 par value per share of the registrant, issued and outstanding.

CLIMATEROCK
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023
TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLIMATEROCK

BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$79,815	$411,711
Prepaid expenses	31,804	106,542
Cash and cash equivalents held in trust account	27,910,976	81,039,102
Total current assets	28,022,595	81,557,355

TOTAL ASSETS	$28,022,595	$81,557,355

LIABILITIES, COMMITMENTS AND CONTINGENCIES, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$1,135,224	$1,005,720
Loan payable - related party	1,045,892	480,000
Convertible promissory note payable - related party	450,000	—
Deferred underwriting commission payable	2,362,500	2,362,500
Total current liabilities	4,993,616	3,848,220

TOTAL LIABILITIES	4,993,616	3,848,220

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares, $0.0001 par value, subject to possible redemption. 2,577,138 and 7,875,000 shares at redemption value of $10.83 and $10.29 per share, including unrealized income in the trust account, at September 30, 2023 and December 31, 2022, respectively	27,910,976	81,039,102
Total commitments and contingencies	27,910,976	81,039,102

SHAREHOLDERS’ DEFICIT
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 2,086,874 and 118,125 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively (excluding 2,577,138 and 7,875,000 shares subject to possible redemption as of September 30, 2023 and December 31, 2022, respectively)	209	12
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1 and 1,968,750 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	197
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	—
Accumulated deficit	(4,882,206)	(3,330,176)
Total shareholders’ deficit	(4,881,997)	(3,329,967)

TOTAL LIABILITIES, COMMITMENTS AND CONTINGENCIES, AND SHAREHOLDERS’ DEFICIT	$28,022,595	$81,557,355

The accompanying notes are an integral part of these unaudited financial statements

CLIMATEROCK

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
		(As restated)		(As restated)
Operating expenses
Formation and operating costs	$331,201	$761,514	$1,177,201	$1,034,383
Net loss from operations	$(331,201)	$(761,514)	$(1,177,201)	$(1,034,383)

Other income
Interest income	51	—	171	—
Unrealized income on trust account	357,678	353,596	1,762,208	440,326
Total other income	$357,729	$353,596	$1,762,379	$440,326

Net income (loss)	$26,528	$(407,918)	$585,178	$(594,057)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	2,577,138	7,875,000	4,828,244	4,384,615
Non-redeemable ordinary shares, basic and diluted	2,086,875	2,086,875	2,086,875	1,992,967
Basic and diluted earnings (loss) per share
Redeemable ordinary shares, basic and diluted	$0.11	$(0.03)	$0.22	$0.85
Non-redeemable ordinary shares, basic and diluted	$(0.12)	$(0.08)	$(0.22)	$(2.16)

The accompanying notes are an integral part of these unaudited financial statements

CLIMATEROCK

STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022 (AS RESTATED)

	CLASS A ORDINARY SHARES		CLASS B ORDINARY SHARES		PREFERENCE SHARES		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL SHAREHOLDERS’ (DEFICIT)
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balances - January 1, 2023	118,125	$12	1,968,750	$197	—	$—	$—	$(3,330,176)	$(3,329,967)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(858,477)	(858,477)
Conversion of 1,968,749 Class B ordinary shares to Class A ordinary shares at par value of $0.0001 per share	1,968,749	197	(1,968,749)	(197)	—	—	—	—	—
Net income	—	—	—	—	—	—	—	451,852	451,852
Balances - March 31, 2023	2,086,874	209	1	—	—	—	—	(3,736,801)	(3,736,592)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(696,053)	(696,053)
Net income	—	—	—	—	—	—	—	106,798	106,798
Balances - June 30, 2023	2,086,874	209	1	—	—	—	—	(4,326,056)	(4,325,847)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(582,678)	(582,678)
Net income	—	—	—	—	—	—	—	26,528	26,528
Balances - September 30, 2023	2,086,874	209	1	—	—	—	—	(4,882,206)	(4,881,997)

Balances - January 1, 2022	—	$—	2,156,250	$216	—	$—	$24,784	$(4,730)	$20,270
Net loss	—	—	—	—	—	—	—	(1,200)	(1,200)
Balances - March 31, 2022	—	$—	2,156,250	$216	—	$—	$24,784	$(5,930)	$19,070
Forfeiture of 187,500 Class B ordinary shares by initial shareholder	—	—	(187,500)	(19)	—	—	19	—	—
Sale of 7,875,000 units at $10 per unit in IPO,including over-allotment, net of underwriters’ discount and offering expenses	7,875,000	788	—	—	—	—	73,655,270	—	73,656,058
Issuance of 118,125 underwriter units, including over-allotment	118,125	12	—	—	—	—	946,169	—	946,181
Sale of 3,762,500 warrants in private placement	—	—	—	—	—	—	3,762,500	—	3,762,500
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	(7,875,000)	(788)	—	—	—	—	(78,388,742)	(1,628,449)	(80,017,979)
Net loss	—	—	—	—	—	—	—	(184,940)	(184,940)
Balances - June 30, 2022	118,125	$12	1,968,750	$197	—	$—	$—	$(1,819,319)	$(1,819,110)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(353,596)	(353,596)
Net loss (As restated)	—	—	—	—	—	—	—	(407,918)	(407,918)
Balances - September 30, 2022 (As restated)	118,125	$12	1,968,750	$197	—	$—	$—	$(2,580,833)	$(2,580,624)

The accompanying notes are an integral part of these unaudited financial statements

CLIMATEROCK

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022 (AS RESTATED)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
		(As restated)
Cash flows from operating activities:
Net income (loss)	$585,178	$(594,057)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Unrealized income received in trust account	(1,762,208)	(440,326)
Changes in operating assets and liabilities:
Accrued liabilities	129,504	593,668
Prepaid expenses	74,738	(191,653)
Net cash used in operating activities	(972,788)	(632,368)

Cash flows from investing activities:
Cash deposited in trust account for monthly extension fees	(375,000)	—
Proceeds from sales of marketable securities in trust account	55,265,334	—
Cash deposited in trust account for sales of units in IPO	—	(79,931,250)
Net cash provided by (used in) investing activities	54,890,334	(79,931,250)

Cash flows from financing activities:
Proceed from related party loan	575,289	185,150
Proceed from convertible promissory note - related party	450,000	—
Repayment of related party loans	(9,397)	(217,641)
Payment for redemption of ordinary shares	(55,265,334)	—
Proceeds from sale of units in IPO, including over-allotment	—	78,750,000
Payment of underwriting fee and other offering costs	—	(1,552,500)
Proceeds from sale of warrants in private placement	—	3,762,500
Net cash (used in) provided by financing activities	(54,249,442)	80,927,509

Net (decrease) increase in cash	(331,896)	363,891
Cash at beginning of period	411,711	—
Cash at end of period	$79,815	$363,891

Non-cash investing and financial activities:
Deferred offering costs paid by related party	$—	$149,418
Deferred underwriting commission charged to additional paid in capital	—	2,362,500
Allocation of offering costs to Class A ordinary shares subject to redemption	—	304,011
Issuance of representative shares	—	946,181
Initial value of public shares subject to possible redemption	—	71,851,500
Reclassification of offering costs related to public shares	—	(4,647,702)
Remeasurement adjustment on public shares subject to possible redemption	—	13,167,778

The accompanying notes are an integral part of these unaudited financial statements

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

As of September 30, 2023, the Company had not yet commenced operations. All activity through September 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and post-offering activities in search for a target to consummate a Business Combination. The Company has selected December 31 as its fiscal year end.

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

As of September 30, 2023, the Company had $79,815 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

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

On April 27, 2023, the Company held an extraordinary general meeting of shareholders (the “Meeting”) and approved, among other things, an amendment to the Company’s amended and restated memorandum and articles of association to (i) extend the date by which the Company would be required to consummate a business combination from November 2, 2023 (assuming the Sponsor was to have effected and paid extensions as described in the definitive proxy statement as filed with the SEC on April 11, 2023) to May 2, 2024 (or such earlier date as determined by the Company’s board of directors in its sole discretion) (the “Extension Amendment”) and (ii) to permit its board of directors, in its sole discretion, to elect to wind up the Company’s operations on, or on an earlier date than May 2, 2024 (including prior to May 2, 2023).

Going concern and management’s plan

As of September 30, 2023, the Company has a cash balance of $79,815 and a working capital deficit of $2,519,497, excluding the cash currently held in the Trust Account and the deferred compensation payable upon consummation of a Business Combination. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the financial statements. Prior to consummation of a Business Combination, the Company has the ability to secure additional funding from the Sponsor or other related parties. There is no assurance that the Company’s plans to consummate a Business Combination will be successful by May 2, 2024 as approved at the Meeting on April 27, 2023. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

The accompanying unaudited financial statements as of September 30, 2023, and for the three and nine months ended September 30, 2023 and 2022 have been prepared in accordance with U.S. GAAP for interim financial information and Article 10 of Regulation S-X. The unaudited financial statements presented for the three and nine months ended September 30, 2022 were restated; refer to Company’s 10-Q/A filed on December 21, 2022 for further information. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the period ending December 31, 2023, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on February 17, 2023.

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

Cash and cash equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company had a cash balance of $79,815 and $411,711 in its working capital account, respectively.

As of September 30, 2023, the Company’s cash balance included $75,000 that had been drawn down from the Company’s promissory note with the Sponsor for the purpose of funding the monthly extension fee in the Trust Account. The Company subsequently transferred $75,000 from its working capital account to the Trust Account on October 4, 2023.

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

As of September 30, 2023 and December 31, 2022, the Company had $27,910,976 and $81,039,102 held in the Trust Account, respectively, including unrealized income of $1,762,208 and $1,107,852 for the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively.

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

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income in Trust Account less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. At September 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

The Net income (loss) per share presented in the condensed statement of operations is based on the following:

	Three months ended September 30, 2023	Three months ended September 30, 2022
		(As restated)
Net income (loss)	$26,528	$(407,918)
Less: Monthly extension fees	225,000	—
Less: Income on trust account to be allocated to redeemable shares	357,678	353,596
Net loss excluding monthly extension fees and income on trust account	$(556,150)	$(761,514)

	Three months ended September 30, 2023
	Redeemable shares	Non- redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding income on trust account and monthly extension fees	$(307,305)	$(248,845)
Income on trust account	357,678	—
Monthly extension fees	225,000	—
Allocation of net income (loss)	$275,373	$(248,845)

Denominators:
Weighted-average shares outstanding	2,577,138	2,086,875
Basic and diluted net income (loss) per share	$0.11	$(0.12)

	Three months ended September 30, 2022 (As restated)
	Redeemable shares	Non- redeemable shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding income on trust account	$(601,987)	$(159,527)
Income on trust account	353,596	—
Allocation of net loss	$(248,391)	$(159,527)

Denominators:
Weighted-average shares outstanding	7,875,000	2,086,875
Basic and diluted net loss per share	$(0.03)	$(0.08)

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
		(As restated)
Net income (loss)	$585,178	$(594,057)
Accretion of temporary equity to redemption value	—	(12,727,453)
Net income (loss) including accretion of temporary equity to redemption value	$585,178	$(13,321,510)
Less: Monthly extension fees	375,000	—
Less: Income on trust account to be allocated to redeemable shares	1,762,208	440,326
Net loss excluding monthly extension fees and income on trust account	$(1,552,030)	$(13,761,836)

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

	Nine months ended September 30, 2023
	Redeemable shares	Non- redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding income on trust account and monthly extension fees	$(1,083,652)	$(468,378)
Income on trust account	1,762,208	—
Monthly extension fees	375,000	—
Allocation of net income (loss)	$1,053,556	$(468,378)

Denominators:
Weighted-average shares outstanding	4,828,244	2,086,875
Basic and diluted net income (loss) per share	$0.22	$(0.22)

	Nine months ended September 30, 2022 (As restated)
	Redeemable shares	Non- redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding income on trust account	$(9,461,321)	$(4,300,515)
Income on trust account	440,326	—
Accretion of temporary equity to redemption value	12,727,453	—
Allocation of net income (loss)	$3,706,458	$(4,300,515)

Denominators:
Weighted-average shares outstanding	4,384,615	1,992,967
Basic and diluted net income (loss) per share	$0.85	$(2.16)

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

As of September 30, 2023 and December 31, 2022, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table.

	As of September 30, 2023	As of December 31, 2022
Gross proceeds	$78,750,000	$78,750,000
Less:
Proceeds allocated to public warrants and public rights	(6,898,500)	(6,898,500)
Offering costs of public shares	(4,647,702)	(4,647,702)
Redemption of shares	(55,265,334)	—
Plus:
Accretion of carrying value to redemption value	15,597,512	13,835,304
Monthly Extension Fees	375,000	—
Ordinary shares subject to possible redemption	$27,910,976	$81,039,102

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

Since the underwriters partially exercised the over-allotment option in respect of 375,000 Units and, as agreed with the Company, the underwriters waived their right to further exercise the option (see Note 6), a total of 93,750 of the Founder Shares were no longer subject to forfeiture on May 2, 2022, and 187,500 of the Founder Shares were forfeited, resulting in an aggregate of 1,968,750 Founder Shares issued and outstanding

On March 31, 2023, the Sponsor elected to convert 1,968,749 Class B ordinary shares to class A ordinary shares of the Company, on a one-for-one basis. These conversion shares are subject to the same restrictions as applied to the Class B ordinary shares before the conversion, including among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s Initial Public Offering. The Holders of these conversion shares have no rights to funds in the Trust Account. Following the conversion, the Sponsor owns 1,968,749 Class A ordinary shares and one Class B ordinary share. As of September 30, 2023, the Company had one Class B ordinary share outstanding.

Loan with related party

On September 21, 2022, the Company entered into a loan agreement with Eternal B.V., an affiliate of the Company through common ownership, (the “Lender”) in the principal amount of up to $180,000, on an unsecured basis and bearing no interest (the “Second Eternal Loan”). The Second Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is March 31, 2024. As of September 30, 2023, the outstanding balance of the Second Eternal Loan was $180,000 and no interest was accrued.

Additionally, on November 12, 2022, the Company entered into a loan agreement with the Lender in the principal amount of up to $300,000, on an unsecured basis and bearing no interest (the “Third Eternal Loan”). The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023 and its maturity date is March 31, 2024. As of September 30, 2023, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, the Company entered into a loan agreement with the Lender in the principal amount of up to $50,000, on an unsecured basis and bearing no interest (the “Fourth Eternal Loan”). The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is March 31, 2025. As of September 30, 2023, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

On April 12, 2023, the Company entered into a loan agreement with the Lender for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest (the “Fifth Eternal Loan”). The Fifth Eternal Loan is available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date of the loan is the earlier of May 1, 2024 or the date of the consummation of the initial business combination of the Company. As of September 30, 2023, the Company borrowed an additional $25,289 beyond the initial terms of the loan and the outstanding balance of the Fifth Eternal Loan was $525,289 and no interest was accrued.

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

Convertible Promissory Note

On May 2, 2023, the Company issued a convertible promissory note (the “Extension Note”) in the aggregate principal amount of $900,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the Extension Amendment. The Sponsor agreed to pay $75,000 per month until the completion of an initial business combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by the Company’s board of directors in its sole discretion). The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial business combination, and (b) the date of the Company’s liquidation. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants (the “Conversion Warrants”) at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by the Company at the Initial Public Offering. The Company has determined that the fair value of the Extension Note is par value. As of September 30, 2023, the outstanding balance of the Extension Note was $450,000 and no interest was accrued.

Administrative Service Fee

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor on April 27, 2022 whereby the Sponsor will perform certain services for the Company for a monthly fee of $10,000. On May 2, 2022, the Sponsor entered into an assignment agreement with Gluon Group, an affiliate of the Company, to provide the services detailed in the Administrative Service Agreement. An officer of the Company owns 505 shares of Gluon Group and serves as managing partner. As of September 30, 2023, $39,187 has been paid to Gluon Group for such services and an additional $154,941 has been accrued.

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

Transaction Expenses

On May 31, 2022, the Company entered into an agreement (the “EGS Agreement”) with Ellenoff, Grossman & Schole LLP to act as U.S. securities council to the Company in connection with pending acquisition targets for the Company to acquire consistent with its Initial Public Offering and assist in U.S. securities work related to the Initial Business Combination. The fee structure for this agreement is as follows: (i) an upfront retainer of $37,500 (ii) billing on an hourly basis for time (iii) each month fifty percent (50%) of the amount billed shall be due and owing (iv) the remaining fifty percent (50%) not paid on a monthly basis will be deferred until the closing of the Initial Business Combination and will be paid with a twenty percent (20%) premium. As of September 30, 2023, the total outstanding billed amount for services provided by EGS is $882,325 of which $441,163 (50% of the outstanding balance) is considered outstanding per the terms of the EGS Agreement and is included in accrued liabilities on the Consolidated Balance Sheet. As the Initial Business Combination cannot be deemed probable as of September 30, 2023 and payment of the deferred portion of the outstanding balance is contingent upon a successful Initial Business Combination, no amount was accrued for the deferred portion of the outstanding amount or the premium.

On August 17, 2022, the Company entered into an agreement (the “Letter Agreement”) with Maxim to pay a fee (the “Success Fee”) upon completion of one or more successful transactions. On October 3, 2022, the Company amended its agreement with Maxim (the “Amendment”). The amendment states that the Company shall pay to Maxim, upon Closing of such Transaction(s), a fee based upon the amount of cash the Company has in Trust immediately prior to consummation of the Transaction and/or contributed to the Transaction. If the amount of such cash is less than $50,000,000, Maxim’s fee shall be equal to $200,000 in cash and an additional $150,000 of common stock of the post-Transaction Company (the “Common Stock”). If the amount of such cash is equal to or greater than $40 million, the Success Fee shall be $500,000 cash. If the amount of such cash is equal to or greater than $75 million, the Success Fee shall be $500,000 cash an additional $500,000 payable in either cash or Common Stock, at the option of the Company. The Common Stock shall be issued to Maxim Partners LLC, shall be valued at the same price per share/exchange ratio as in the definitive Transaction documentation, and it shall have unlimited piggyback registration rights. The Success Fee shall be paid upon the consummation of the Transaction.

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

Business Combination Agreement

On October 6, 2022, the Company entered into a Business Combination Agreement (the “Original Business Combination Agreement”) with ClimateRock Holdings Limited, a Cayman Islands exempted company (“Pubco”), ClimateRock Merger Sub Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco (“Merger Sub”), and E.E.W. Eco Energy World PLC, a company formed under the laws of England and Wales (the “EEW”).

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

On August 3, 2023, the Company entered into an Amended and Restated Business Combination Agreement (as amended and restated, the “Business Combination Agreement”) with Pubco, Merger Sub and EEW. The Original Agreement was amended, among other things, to (i) extend the date that either the Company or EEW can terminate the Business Combination Agreement if the closing does not occur by September 30, 2023, and (ii) provide for a contingent earn out of USD $150,000,000 in shares based on the achievement of a 2023 revenue milestone of USD $52,000,000.

As amended, the base consideration to be offered by Pubco to the holders of EEW securities will be a number of ordinary shares of Puco (the “Pubco Ordinary Shares”) with an aggregate value equal to Five Hundred Million U.S. Dollars ($500,000,000), plus a contingent earn out of Pubco Ordinary Shares with aggregate value of One Hundred Fifty Million Dollars ($150,000,000) as described above, with each Pubco Ordinary Share valued at an amount equal to the price at which each of the Company’ ordinary share is redeemed or converted pursuant to the redemption of the Company’s ordinary shares pursuant to the Company’s organizational documents.

For a more detailed description of the Business Combination Agreement, and the transactions contemplated therein, see the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2023.

NOTE 7. SHAREHOLDER’S EQUITY

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of  $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 2,086,874 and 118,125 Class A shares issued and outstanding, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of  $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were one and 1,968,750 Class B ordinary shares outstanding, respectively.

Preference Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were no preferred shares outstanding, respectively.

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 8. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2023, up through the date the Company issued the financial statements.

On October 4, 2023, the Company completed its transfer of $75,000, received from the Sponsor in September, from the working capital account into the Trust Account to fund the monthly extension fee.

On November 1, 2023, the Company entered into a loan agreement with the Lender in the principal amount of up to $335,000 on an unsecured basis and bearing no interest (the “Sixth Eternal Loan”). The Sixth Eternal Loan was available to be drawn down from November 1, 2023 and its maturity date is the earlier of August 1, 2024 or the date of the initial Business Combination of the Company.

On November 1, 2023, the Company and the Lender entered into an agreement (the “Eternal Loan Amendment”) to amend the Second and Third Eternal Loans to state that the final repayment date of the loans shall be the earlier of March 31, 2024 or the date of the consummation of the initial Business Combination of the Company and the Fourth Eternal Loan was amended to state that the final repayment date of the loans shall be the earlier of March 31, 2025 or the date of the consummation of the initial Business Combination of the Company. In addition, the Eternal Loan Amendment requires that in the event that Company does not repay each of the Second Eternal Loan, Third Eternal Loan, Fourth Eternal Loan, and Fifth Eternal Loan within 30 days of the consummation of the initial business combination of the Company, the Company will pay an interest of five percent (5%) per month to the Lender until the date of repayment of each loan.

On November 3, 2023, the Company issued an amended and restated promissory note (the “Amended and Restated Extension Note”) to amend and restate the Extension Note to state that if principal balance pursuant to the Extension Note is not paid to the Sponsor within five business days of the maturity date of the loan, interest shall accrue on the unpaid principal balance of the Extension Note at a rate of five percent (5%) per month until the Extension Note is fully repaid.

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

As of September 30, 2023, the Company had not yet commenced any operations. All activity through September 30, 2023 relates to the Company’s formation and our Initial Public Offering, which is described below, and post-offering activities in search for a target to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Units were listed on Nasdaq Global Market (“Nasdaq”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial business combination. Nasdaq rules provide that the initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes). The Company will only complete an initial business combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect an initial business combination.

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

On April 27, 2023, the Company held the Meeting and approved, among other things, an amendment to the Company’s amended and restated memorandum and articles of association to (i) extend the date by which the Company would be required to consummate a business combination from November 2, 2023 (assuming the Sponsor was to have effected and paid extensions as described in the definitive proxy statement as filed with the SEC on April 11, 2023) to May 2, 2024 (or such earlier date as determined by the Company’s board of directors in its sole discretion) and (ii) to permit its board of directors, in its sole discretion, to elect to wind up the Company’s operations on, or on an earlier date than May 2, 2024 (including prior to May 2, 2023).

Business Combination with EEW

On October 6, 2022, we entered into the Original Business Combination Agreement with Pubco, Merger Sub and EEW. Pursuant to the Original Business Combination Agreement, subject to the terms and conditions set forth therein, at the EEW Closing (a) Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity, as a result of which, (i) the Company shall become a wholly-owned subsidiary of Pubco, and (ii) each issued and outstanding security of the Company immediately prior to the Effective Time will no longer be outstanding and will automatically be cancelled, in exchange for the right of the holder thereof to receive a substantially equivalent security of Pubco, and (b)(i) Pubco will make an offer to acquire each issued and outstanding EEW ordinary share in consideration for the issue and allotment of substantially equivalent securities in Pubco and (ii) Pubco will also offer each holder of EEW’s outstanding unvested and vested options to purchase EEW ordinary shares, replacement options to purchase Pubco Ordinary Shares, all upon the terms and subject to the conditions set forth in the Original Business Combination Agreement and in accordance with the applicable provisions of the Companies Act of the Cayman Islands and the laws of England and Wales.

On August 3, 2023, the Company amended the Original Business Combination Agreement to, among other things, to (i) extend the date that either the Company or EEW can terminate the Business Combination Agreement if the closing does not occur to September 30, 2023, and (ii) provide for a contingent earn out of USD $150,000,000 in shares based on the achievement of a 2023 revenue milestone of USD $52,000,000.

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

For a more detailed description of the Business Combination Agreement, and the transactions contemplated therein, see the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2023.

Extension

On April 27, 2023, the Company held the Meeting and approved, among other things, amendment to the Company’s amended and restated memorandum and articles of association to (i) extend the date by which the Company would be required to consummate a business combination from November 2, 2023 (assuming the Sponsor was to have effected the paid extensions as described in the definitive proxy statement as filed with the SEC on April 11, 2023) to May 2, 2024 (or such earlier date as determined by the Company’s board of directors in its sole discretion), and (ii) to permit its board of directors, in its sole discretion, to elect to wind up the Company’s operations on, or on an earlier date than May 2, 2024 (including prior to May 2, 2023). In connection with the Meeting, shareholders holding 5,297,862 Class A ordinary shares issued in the Company’s Initial Public Offering exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $55,265,334 (approximately $10.43 per share) was removed from the Company’s Trust Account to pay such holders.

Results of Operations

Our entire activity since inception up to September 30, 2023 is related to our formation, and our Initial Public Offering, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We will generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering. We also expect to incur increased expenses as a result of becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in search for a target to consummate an initial business combination.

For the three and nine months ended September 30, 2023, the Company reported a net income of $26,528 and $585,178, comprised of $357,678 and $1,762,208 of income earned in the Trust Account and $51 and $171 of interest income offset by formation and operating costs of $331,201 and $1,177,201, respectively.

For the three and nine months ended September 30, 2022, the Company reported a net loss of $407,918 and $594,057, which consists of general and administrative expenses of $761,514 and $1,034,383 offset by $353,596 and $440,326 of income earned in the Trust Account, respectively.

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

On September 21, 2022, the Company entered into a loan agreement with Eternal B.V., an affiliate of the Company through common ownership, (the “Lender”) in the principal amount of up to $180,000, on an unsecured basis and bearing no interest (the “Second Eternal Loan”). The Second Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date, as amended, is the earlier of March 31, 2024 or the date of the initial business combination of the Company. As of September 30, 2023, the outstanding balance of the Second Eternal Loan was $180,000 and no interest was accrued.

Additionally, on November 12, 2022, the Company entered into a loan agreement with the Lender in the principal amount of up to $300,000, on an unsecured basis and bearing no interest (the “Third Eternal Loan”). The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023 and its maturity date, as amended, is the earlier of March 31, 2024 or the date of the initial business combination of the Company. As of September 30, 2023, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, the Company entered into a loan agreement with the Lender in the principal amount of up to $50,000, on an unsecured basis and bearing no interest (the “Fourth Eternal Loan”). The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date, as amended, is the earlier of March 31, 2025 or the date of the initial business combination of the Company. As of September 30, 2023, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

On April 12, 2023, the Company entered into a loan agreement with the Lender for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest (the “Fifth Eternal Loan”). The Fifth Eternal Loan is available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date of the loan is the earlier of May 1, 2024 or the date of the consummation of the initial business combination of the Company. As of September 30, 2023, the Company borrowed an additional $25,289 beyond the initial terms of the loan and the outstanding balance of the Fifth Eternal Loan was $525,289 and no interest was accrued.

On November 1, 2023, the Company entered into a loan agreement with the Lender in the principal amount of up to $335,000 on an unsecured basis and bearing no interest (the “Sixth Eternal Loan”). The Sixth Eternal Loan was available to be drawn down from November 1, 2023 and its maturity date is the earlier of August 1, 2024 or the date of the initial business combination of the Company.

On November 1, 2023, the Company and the Lender agreed to the Eternal Loan Amendment requiring that in the event that Company does not repay each of the Second Eternal Loan, Third Eternal Loan, Fourth Eternal Loan, and Fifth Eternal Loan within 30 days of the consummation of the initial business combination of the Company, the Company will pay an interest of five percent (5%) per month to the Lender until the date of repayment of each loan.

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

On May 2, 2023, the Company issued the Extension Note in the aggregate principal amount of $900,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the Extension Amendment. The Sponsor agreed to pay $75,000 per month until the completion of an initial business combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by the Company’s board of directors in its sole discretion). The Extension Note bears no interest during the drawdown period of the note and is repayable in full upon the earlier of (a) the date of the consummation of the initial business combination, and (b) the date of the Company’s liquidation. Per the Amended and Restated Extension Note executed on November 3, 2023, if the Company does not repay the Extension Note within five days of the maturity date, five percent (5%) interest per month will accrue on the unpaid principal balance until the Extension Note is fully repaid. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by the Company at the Initial Public Offering. The Company has determined that the fair value of the Extension Note is par value. As of September 30, 2023, the outstanding balance of the Extension Note was $450,000 and no interest was accrued.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023.

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

Transaction Expenses

On May 31, 2022, the Company entered into an agreement (the “EGS Agreement”) with Ellenoff, Grossman & Schole LLP to act as U.S. securities council to the Company in connection with pending acquisition targets for the Company to acquire consistent with its Initial Public Offering and assist in U.S. securities work related to the Initial Business Combination. The fee structure for this agreement is as follows: (i) an upfront retainer of $37,500 (ii) billing on an hourly basis for time (iii) each month fifty percent (50%) of the amount billed shall be due and owing (iv) the remaining fifty percent (50%) not paid on a monthly basis will be deferred until the closing of the Initial Business Combination and will be paid with a twenty percent (20%) premium. As of September 30, 2023, the total outstanding billed amount for services provided by EGS is $882,325 of which $441,163 (50% of the outstanding balance) is considered outstanding per the terms of the EGS Agreement and is included in accrued liabilities on the Consolidated Balance Sheet. As the Initial Business Combination cannot be deemed probable as of September 30, 2023 and payment of the deferred portion of the outstanding balance is contingent upon a successful Initial Business Combination, no amount was accrued for the deferred portion of the outstanding amount or the premium.

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

Loan with Related Party

On September 21, 2022, the Company entered into a loan agreement with Eternal B.V., an affiliate of the Company through common ownership, (the “Lender”) in the principal amount of up to $180,000, on an unsecured basis and bearing no interest (the “Second Eternal Loan”). The Second Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date, as amended, is the earlier of March 31, 2024 or the date of the initial business combination of the Company. As of September 30, 2023, the outstanding balance of the Second Eternal Loan was $180,000 and no interest was accrued.

Additionally, on November 12, 2022, the Company entered into a loan agreement with the Lender in the principal amount of up to $300,000, on an unsecured basis and bearing no interest (the “Third Eternal Loan”). The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023 and its maturity date, as amended, is the earlier of March 31, 2024 or the date of the initial business combination of the Company. As of September 30, 2023, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, the Company entered into a loan agreement with the Lender in the principal amount of up to $50,000, on an unsecured basis and bearing no interest (the “Fourth Eternal Loan”). The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date, as amended, is the earlier of March 31, 2025 or the date of the initial business combination of the Company. As of September 30, 2023, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

On April 12, 2023, the Company entered into a loan agreement with the Lender for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest (the “Fifth Eternal Loan”). The Fifth Eternal Loan is available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date of the loan is the earlier of May 1, 2024 or the date of the consummation of the initial business combination of the Company. As of September 30, 2023, the Company borrowed an additional $25,289 beyond the initial terms of the loan and the outstanding balance of the Fifth Eternal Loan was $525,289 and no interest was accrued.

On April 18, 2023, the Company closed its American International Bank account and transferred the remaining balance of $39,397 to the Sponsor. The Sponsor transferred $30,000 of this amount to the Company’s Winterbotham Bank account. The remaining $9,397 represents a partial repayment of the Company’s outstanding loans payable with the Sponsor.

On November 1, 2023, the Company entered into a loan agreement with the Lender in the principal amount of up to $335,000 on an unsecured basis and bearing no interest (the “Sixth Eternal Loan”). The Sixth Eternal Loan was available to be drawn down from November 1, 2023 and its maturity date is the earlier of August 1, 2024 or the date of the initial business combination of the Company.

On November 1, 2023, the Company and the Lender agreed to the Eternal Loan Amendment requiring that in the event that Company does not repay each of the Second Eternal Loan, Third Eternal Loan, Fourth Eternal Loan, and Fifth Eternal Loan within 30 days of the consummation of the initial business combination of the Company, the Company will pay an interest of five percent (5%) per month to the Lender until the date of repayment of each loan.

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

Promissory Note

On May 2, 2023, the Company issued the Extension Note in the aggregate principal amount of $900,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the Extension Amendment. The Sponsor agreed to pay $75,000 per month until the completion of an initial business combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by the Company’s board of directors in its sole discretion). The Extension Note bears no interest during the drawdown period of the note and is repayable in full upon the earlier of (a) the date of the consummation of the initial business combination, and (b) the date of the Company’s liquidation. Per the Amended and Restated Extension Note, if the Company does not repay the Extension Note within five days of the maturity date, five percent (5%) interest per month will accrue on the unpaid principal balance until the Extension Note is fully repaid. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by the Company at the Initial Public Offering. The Company has determined that the fair value of the Extension Note is par value. As of September 30, 2023, $450,000 has been drawn down under the Extension Note.

Administrative Service Fee

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor on April 27, 2022 whereby the Sponsor will perform certain services for the Company for a monthly fee of $10,000. On May 2, 2022, the Sponsor entered into an assignment agreement with Gluon Group, an affiliate of the Company, to provide the services detailed in the Administrative Service Agreement. An officer of the Company owns 505 shares of Gluon Group and serves as managing partner. As of September 30, 2023, $39,187 has been paid to Gluon Group for such services and an additional $154,941 has been accrued.

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

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income in trust account less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. At September 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Factors that may adversely affect our results of operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine and the Middle East. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

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

Changes in Internal Control Over Financial Reporting

Other than as discussed above, during the quarter ended September 30, 2023, there have been no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. However, as of the date of this Quarterly Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) IPO Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 17, 2023, and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2023, March 31, 2023, September 30, 2022, and June 30, 2022, as filed with the SEC on August 14, 2023, May 8, 2023, November 9, 2022 and amended on December 21, 2022, and as filed on August 11, 2022, respectively, and (iv) definitive proxy statement, as filed with the SEC on April 11, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to EEW and the Business Combination with EEW, please see the preliminary proxy statement/prospectus on Form F-4 as amended initially filed by ClimateRock Holdings Limited with the SEC on August 4, 2023.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 1, 2023, the Company entered into the Sixth Eternal Loan with the Lender in the principal amount of up to $335,000 on an unsecured basis and bearing no interest. The Sixth Eternal Loan was available to be drawn down from November 1, 2023 and its maturity date is the earlier of August 1, 2024 or the date of the initial Business Combination of the Company.

On November 1, 2023, the Company and the Lender entered into the Eternal Loan Amendment to amend the Second and Third Eternal Loans to state that the final repayment date of the loans shall be the earlier of March 31, 2024 or the date of the consummation of the initial Business Combination of the Company and the Fourth Eternal Loan was amended to state that the final repayment date of the loans shall be the earlier of March 31, 2025 or the date of the consummation of the initial Business Combination of the Company. In addition, the Eternal Loan Amendment requires that in the event that Company does not repay each of the Second Eternal Loan, Third Eternal Loan, Fourth Eternal Loan, and Fifth Eternal Loan within 30 days of the consummation of the initial business combination of the Company, the Company will pay an interest of five percent (5%) per month to the Lender until the date of repayment of each loan.

On November 3, 2023, the Company issued an Amended and Restated Extension Note to amend and restate the Extension Note to state that if principal balance pursuant to the Extension Note is not paid to the Sponsor within five business days of the maturity date of the loan, interest shall accrue on the unpaid principal balance of the Extension Note at a rate of five percent (5%) per month until the Extension Note is fully repaid.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
2.1	Amended and Restated Business Combination Agreement, dated as of August 3, 2023, by and among ClimateRock, ClimateRock Holdings Limited, ClimateRock Merger Sub Limited and E.E.W. Eco Energy World Limited. (1)
10.1	Loan Agreement, dated as of November 1, 2023, by and between ClimateRock and Eternal BV.*
10.2	Amended and Restated Promissory Note Issued to U.N. SDG Support LLC, dated November 3, 2023.*
10.3	Agreement, dated as of November 1, 2023, by and between ClimateRock and Eternal BV.*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated herein by reference to ClimateRock’s Current Report on Form 8-K filed with the SEC on August 3, 2023.

SIGNATURE

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2023	CLIMATEROCK

	By:	/s/ Per Regnarsson
Per Regnarsson
Chief Executive Officer

	By:	/s/ Abhishek Bawa
Abhishek Bawa
Chief Financial Officer (Principal Financial and Accounting Officer)