Form 10-Q/A
period 2022-06-30
ClimateRock
filed 2024-03-15
CIK 1903392

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

As of March 14, 2024, there were 4,664,012 Class A ordinary shares, par value $0.0001, and one Class B ordinary share, $0.0001 par value, issued and outstanding.

Explanatory Note

ClimateRock (the “Company”, “we”, “our”, or “us”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (the “Q2 2022 Form 10-Q”), as filed with the Securities and Exchange Commission on August 11, 2022, to (i) restate its financial statements as of June 30, 2022, which should no longer be relied on and being restated herein; and (ii) describe the restatement and its impact on previously reported amounts.

In connection with the Company’s preparation of its annual report on Form 10-K for the year ended December 31, 2023, management identified that cash and cash equivalents held in the trust account and deferred underwriting commissions payable were improperly classified as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively, as of June 30, 2022. As of June 30, 2022, this incorrect classification resulted in an overstatement of current assets by $80,017,979, an understatement of non-current assets by $80,017,979, an overstatement of current liabilities by $2,362,500, and an understatement of non-current liabilities by $2,362,500.

Management concluded that the balance sheet errors above constituted material weaknesses in internal control over financial reporting.

In light of these material weaknesses, the Audit Committee of the Company’s Board of Directors, in consultation with the Company’s management, concluded that the Company’s audited financial statements as of and for the year ended December 31, 2022, the unaudited financial statements as of and for the quarters ended June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023, and the audited balance sheet as of May 2, 2022 filed within the Current Report on Form 8-K dated May 6, 2022 should no longer be relied upon and that it is appropriate to restate the Company’s financial statements for each such period (collectively, the “Restatements”).

In addition to the improper classification of assets and liabilities discussed above, the Company is taking this opportunity to rename the financial statement line item “Unrecognized income on trust account” to “Dividend income on trust account” in the Statement of operations and “Unrealized income received in trust account” to “Dividend income received in trust account” in the Statement of cash flows, as well as the related disclosures within Note 2 Summary of Significant Accounting Policies - Basis of Presentation, Note 2 Summary of Significant Accounting Policies - Cash and cash equivalents in Trust Account, Note 2 Summary of Significant Accounting Policies - Net income (loss) per share, Note 8 Fair Value Measurement. and Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations, to make it clearer to the readers of the financial statements as the income is recognized.

We are filing this Amendment to amend and restate the Q2 2022 Form 10-Q with modifications as necessary to reflect these Restatements. The following items have been amended to reflect the Restatements:

Part I, Item 1. Financial Statements and Supplementary Data

Part I, Item 4. Controls and Procedures

Part II, Item 1A. Risk Factors

Part II, Item 6. Exhibits

This Amendment includes new certifications by our principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 dated as of this filing in connection with this Form 10-Q/A as exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

Except as described above, no other information included in the Original Financial Statements is being amended or updated by this Amendment and, other than as described herein, this Amendment does not purport to reflect any information or events subsequent to the Original Financial Statements. This Amendment continues to describe the conditions as of the date of the Original Financial Statements and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Financial Statements. Accordingly, this Amendment should be read in conjunction with the Original Financial Statements and with our filings with the SEC subsequent to the Financial Statements.

CLIMATEROCK
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLIMATEROCK
BALANCE SHEET

	June 30, 2022 (Unaudited) (As restated)	December 31, 2021
ASSETS
Current assets
Cash	$299,401	$—
Prepaid expenses	276,278	—
Deferred offering costs	—	83,343
Total current assets	575,679	83,343

Non-current assets
Cash and cash equivalents held in trust account	80,017,979	—
Total non-current assets	80,017,979	—

TOTAL ASSETS	$80,593,658	$83,343

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued liabilities	$32,289	$—
Loan payable - related party	—	63,073
Total current liabilities	32,289	63,073

Non-current liabilities
Deferred underwriting commission payable	2,362,500	—
Total non-current liabilities	2,362,500	—

TOTAL LIABILITIES	$2,394,789	$63,073

COMMITMENTS AND CONTINGENCIES
Class A common stock, $0.0001 par value, subject to possible redemption. 7,875,000 shares at redemption value of $10.16 per share, including dividends earned in trust account	$80,017,979	$—

SHAREHOLDERS’ (DEFICIT) EQUITY
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 118,125 issued and outstanding (excluding 7,875,000 shares subject to possible redemption as of June 30, 2022)	$12	$—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1,968,750 and 2,156,250 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively (1)	197	216
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	24,784
Accumulated deficit	(1,819,319)	(4,730)
Total shareholders’ (deficit) equity	$(1,819,110)	$20,270

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$80,593,658	$83,343

(1)	The number of ordinary shares issued and outstanding at December 31, 2021 includes an aggregate of up to 281,250 shares of non-redeemable founder shares that are subject to forfeiture if the underwriter does not exercise the over-allotment option. In connection with the closing of the initial public offering and the underwriter’s partial exercise of over-allotment option on May 2, 2022, 93,750 of the founder shares were no longer subject to forfeiture, and 187,500 of the founder shares were forfeited.

The accompanying notes are an integral part of these financial statements

CLIMATEROCK
STATEMENT OF OPERATIONS (UNAUDITED) (AS RESTATED)

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating expenses
Formation and operating costs	$271,669	$272,869
Net loss from operations	$(271,669)	$(272,869)

Other income
Dividend income on trust account	86,729	86,729
Total other income	$86,729	$86,729

Net loss	$(184,940)	$(186,140)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	5,192,308	2,610,497
Non-redeemable ordinary shares, basic and diluted	2,014,698	1,945,235

Redeemable ordinary shares, basic and diluted net income per share	$0.66	$2.05
Non-redeemable ordinary shares, basic and diluted net loss per share	$(1.80)	$(2.85)

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

The accompanying notes are an integral part of these financial statements

CLIMATEROCK
STATEMENT OF CASH FLOWS (UNAUDITED) (AS RESTATED)
FOR THE SIX MONTHS ENDED JUNE 30, 2022

Cash flows from operating activities:
Net loss	$(186,140)
Adjustment to reconcile net loss to net cash used in operating activities:
Dividend income received in Trust Account	(86,729)
Change in operating assets and liabilities:
Accrued liabilities	32,289
Prepaid expenses	(276,278)
Net cash used in operating activities	$(516,858)

Cash flows from investing activities:
Cash deposited in Trust Account	(79,931,250)
Net cash used in investing activities	$(79,931,250)

Cash flows from financing activities:
Proceed from related party loan	5,150
Repayment of related party loans	(217,641)
Proceeds from sale of units in IPO, including over-allotment	78,750,000
Payment of underwriting fee and other offering costs	(1,552,500)
Proceeds from sale of warrants in private placement	3,762,500
Net cash provided by financing activities	$80,747,509

Net increase in cash	$299,401
Cash at beginning of period	—
Cash at end of period	$299,401

Non-cash investing and financial activities:
Deferred offering costs paid by related party	$149,418
Deferred underwriting commission charged to additional paid in capital	2,362,500
Allocation of offering costs to Class A ordinary shares subject to redemption	304,011
Issuance of representative shares	946,181
Initial value of public shares subject to possible redemption	71,851,500
Reclassification of offering costs related to public shares	(4,647,702)
Remeasurement adjustment on public shares subject to possible redemption	12,814,181

The accompanying notes are an integral part of these financial statements

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (AS RESTATED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (AS RESTATED)

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (AS RESTATED)

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

Going concern and management’s plan

As of June 30, 2022, the Company has a cash balance of $299,401 and a working capital deficit of $543,390. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the financial statements. Prior to consummation of a Business Combination, the Company has the ability to secure additional funding from the Sponsor or other related parties. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within 12 months (or 18 months, as applicable) (the “Combination Period”). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of previously issued financial statements

In connection with the preparation of the 10-K for the year ended December 31, 2023, management identified that cash and cash equivalents held in the trust account and deferred underwriting commissions payable were improperly classified as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively, as of June 30, 2022. As of June 30, 2022, this incorrect classification resulted in an overstatement of current assets by $80,017,979, an understatement of non-current assets by $80,017,979, an overstatement of current liabilities by $2,362,500, and an understatement of non-current liabilities by $2,362,500.

In addition, management identified that income earned on cash and cash equivalents held in the trust account was incorrectly presented as “Unrealized income on trust account” and “Unrealized income received in trust account” rather than “Dividend income on trust account” and “Dividend income received in trust account” in the Statements of Operations and Statement of Cash Flows, respectively, for the quarter ended June 30, 2022 and has corrected each line item accordingly.

The following table summarizes the effect of the restatement on each financial statement line item impacted as of June 30, 2022:

	Effects of Restatement as of June 30, 2022
	Previously Reported	Adjustments	As Restated
Current assets	$80,593,658	$(80,017,979)	$575,679
Non-current assets	$—	$80,017,979	$80,017,979
Current liabilities	$2,394,789	$(2,362,500)	$32,289
Non-current liabilities	$—	$2,362,500	$2,362,500

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (AS RESTATED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (AS RESTATED)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on April 29, 2022.

Cash and cash equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company had a cash balance of $299,401 and $0 in its working capital account, respectively.

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

The Company’s cash and cash equivalents held in the Trust Account are classified as cash equivalents. Gains and losses resulting from the change in the balance of the cash and cash equivalents held in Trust Account are included in dividend income on trust account in the accompanying statements of operations. Dividend income earned is fully reinvested into the cash and cash equivalents held in Trust Account and therefore considered as an adjustment to reconcile net loss to net cash used in operating activities in the Statements of Cash Flow. Such dividend income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of business combination (Please see Note 1).

At June 30, 2022, the Company had $80,017,979 held in the Trust Account, including $86,729 dividends earned on cash and cash equivalents held in Trust Account.

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (AS RESTATED)

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (AS RESTATED)

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

The net income (loss) per share presented in the condensed statement of operations is based on the following:

	Three months ended June 30, 2022	Six months ended June 30, 2022
Net loss	$(184,940)	$(186,140)
Accretion of temporary equity to redemption value	(12,727,452)	(12,727,452)
Net loss including accretion of temporary equity to redemption value	$(12,912,392)	$(12,913,592)
Less: Dividend income on trust account to be allocated to redeemable shares	86,729	86,729
Net loss excluding dividend income on trust account	$(12,999,121)	$(13,000,321)

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (AS RESTATED)

	Three months ended June 30, 2022
	Redeemable shares	Non-redeemable shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding dividend income on trust account	$(9,365,254)	$(3,633,867)
Dividend income on trust account	86,729
Accretion of temporary equity to redemption value	12,727,452
Allocation of net income/(loss)	$3,448,927	$(3,633,867)

Denominators:
Weighted-average shares outstanding	5,192,308	2,014,698
Basic and diluted net income/(loss) per share	$0.66	$(1.80)

	Six months ended June 30, 2022
	Redeemable shares	Non-redeemable shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding dividend income on trust account	$(7,449,362)	$(5,550,959)
Dividend income on trust account	86,729
Accretion of temporary equity to redemption value	12,727,452
Allocation of net income/(loss)	$5,364,819	$(5,550,959)

Denominators:
Weighted-average shares outstanding	2,610,497	1,945,235
Basic and diluted net income/(loss) per share	$2.05	$(2.85)

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (AS RESTATED)

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (AS RESTATED)

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

Administrative service fee

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor on April 27, 2022 whereby the Sponsor will perform certain services for the Company for a monthly fee of $10,000. On May 2, 2022, the Sponsor entered into an assignment agreement with Gluon Group, an affiliate of the Company, to provide the services detailed in the Administrative Service Agreement. An officer of the Company owns 50% shares of Gluon Group and serves as managing partner. As of June 30, 2022, $10,000 has been paid to Gluon Group for such services and an $10,000 has been accrued, an additional $5,000 was also paid to Gluon Group as a reimbursement of travel expense.

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (AS RESTATED)

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (AS RESTATED)

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (AS RESTATED)

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022
Assets:
Cash and cash equivalents held in Trust Account	1	$80,017,979

Except for the foregoing, the Company does not have any assets measured at fair value on a recurring basis at June 30, 2022.

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

For the three months ended June 30, 2022, the Company reported a net loss of $184,940, which consists of general and administrative expenses, offset by $86,729 of dividend income earned in the Trust Account.

For the six months ended June 30, 2022, the Company reported a net loss of $186,140, which consists of general and administrative expenses, offset by $86,729 of dividend income earned in the Trust Account.

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

ITEM 4. CONTROLS AND PROCEDURES (AS RESTATED)

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

Restatement of Prior Period Financial Statements

As previously reported by the Company in a Form 8-K filed with the SEC on March 8, 2024, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), in consultation with the Company’s management, determined that the Company’s previously issued audited balance sheet as of May 2, 2022 within the 8-K filed on May 6, 2022, unaudited financial statements as of June 30, 2022 and September 30, 2022, audited financial statements as of December 31, 2022 and the associated report of the Company’s independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as well as the Company’s subsequent issued unaudited condensed financial statements for the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023 included in the Company’s Quarterly Reports on Form 10-Q contained accounting errors relating to compliance with U.S. GAAP. The errors related to the incorrect classification of cash and cash equivalents held in trust account and deferred underwriting commissions payable as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively. As a result of these errors, the Audit Committee determined that the Company’s audited financial statements for the year ended December 31, 2022 and the unaudited financial statements for the quarters ended June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023 and the audited balance sheet as of May 2, 2022 should no longer be relied upon. Similarly, any previously issued or filed reports, press releases, earnings releases, investor presentations, or other communications of the Company describing the Company’s financial results or other financial information related to the restated periods should be not relied upon. Additionally, the reports of UHY, LLP, the Company’s independent registered public accounting firm, on the Company’s audited financial statements for the year ended December 31, 2022 likewise should no longer be relied upon.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective at the reasonable assurance level as of June 30, 2022, due to the Restatements and the material weaknesses in internal control over financial reporting described in the Explanatory Note to this Amendment and in Item 9A of the Company’s restated Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on March 14, 2024. Management is redesigning and implementing existing and additional controls to remediate these material weaknesses. Notwithstanding the identified material weaknesses and management’s assessment that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2022, management believes that the interim financial statements and footnote disclosures included in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, our financial condition, results of operations, cash flows and disclosures as of and for the periods presented in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS (AS RESTATED)

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

We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

On November 9, 2022, we filed our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (the “Q3 2022 Form 10-Q”). Our management identified errors in its financial statements made with respect to its recording and accrual of certain expenses. In the third quarter of 2022, the Company incurred legal expenses with two vendors related to the EEW Business Combination Agreement. The service was delivered throughout the third quarter of 2022 but the fees were not properly recorded in accordance with Generally Accepted Accounting Principles. After filing our original third quarter Form 10-Q, and upon re-evaluation and consultation with our management team, our audit committee concluded that it was appropriate to restate our previously issued financial statements included in the Q3 2022 Form 10-Q.

In addition, in connection with the preparation of our financial statements as of and for the period ended December 31, 2023, our management, in consultation with its advisors, identified two classification errors made in certain of our previously issued financial statements, arising from the manner in which we classified its cash and cash equivalents held in the trust account and the deferred underwriting commission in connection with the Company’s initial public offering. We previously classified its cash and cash equivalents held in the trust account as current assets and the deferred underwriting commission as current liabilities, respectively. Our management determined, after consultation with its advisors, that the funds held in the trust account are restricted as to withdrawal and except with respect to interest earned on the funds held in the trust account that may be released to us to pay our income tax obligations, will not be released from the trust account until the earlier of (a) the completion of our initial business combination, and (b) until needed to fund shareholder redemptions, rather than current operations of us. Therefore, our management concluded that our cash and cash equivalents held in the trust account should be classified as long-term assets for accounting purposes, rather than as current assets, and the corresponding deferred underwriter commission, which are contingent upon the completion of a business combination, should be classified as long-term liabilities, rather than current liabilities.

As a result of material weaknesses in our internal control over financial reporting which resulted in the classification errors described above, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2022. We have taken a number of measures designed to remediate such material weaknesses, however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

ITEM 6. EXHIBITS (AS RESTATED)

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

Date: March 14, 2024	CLIMATEROCK

	By:	/s/ Per Regnarsson
Per Regnarsson
Chief Executive Officer