Form 10-Q/A
period 2022-09-30
ClimateRock
filed 2024-03-15
CIK 1903392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Explanatory Note

ClimateRock (the “Company”, “we”, “our”, or “us”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (the “Q3 2022 Form 10-Q”), as filed with the Securities and Exchange Commission on November 9, 2022 and as amended on December 21, 2022 (the “Previous Financial Statements”), to (i) restate its financial statements as of September 30, 2022, which should no longer be relied on and being restated herein; and (ii) describe the restatement and its impact on previously reported amounts.

In connection with the Company’s preparation of its annual report on Form 10-K for the year ended December 31, 2023, management identified that cash and cash equivalents held in the trust account and deferred underwriting commissions payable were improperly classified as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively, as of September 30, 2022. As of September 30, 2022, this incorrect classification resulted in an overstatement of current assets by $80,371,576, an understatement of non-current assets by $80,371,576, an overstatement of current liabilities by $2,362,500, and an understatement of non-current liabilities by $2,362,500.

Management concluded that the balance sheet errors above constituted material weaknesses in internal control over financial reporting.

In light of these material weaknesses, the Audit Committee of the Company’s Board of Directors, in consultation with the Company’s management, concluded that the Company’s audited financial statements as of and for the year ended December 31, 2022, the unaudited financial statements as of and for the quarters ended June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023, and the audited balance sheet as of May 2, 2022 filed within the Current Report on Form 8-K dated May 6, 2022 should no longer be relied upon and that it is appropriate to restate the Company’s financial statements for each such period (collectively, the “Restatement”).

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

We are filing this Amendment to amend and restate the Q3 2022 Form 10-Q with modifications as necessary to reflect these Restatements. The following items have been amended to reflect the Restatements:

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

Except as described above, no other information included in the Previous Financial Statements is being amended or updated by this Amendment and, other than as described herein, this Amendment does not purport to reflect any information or events subsequent to the Previous Financial Statements. This Amendment continues to describe the conditions as of the date of the Previous Financial Statements and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Previous Financial Statements. Accordingly, this Amendment should be read in conjunction with the Previous Financial Statements and with our filings with the SEC subsequent to the Previous Financial Statements.

CLIMATEROCK
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022
TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLIMATEROCK
BALANCE SHEET

	September 30, 2022 (Unaudited) (As restated)	December 31, 2021
ASSETS
Current assets
Cash	$363,891	$—
Prepaid expenses	191,653	—
Deferred offering costs	—	83,343
Total current assets	555,544	83,343

Non-current assets
Cash and cash equivalents held in trust account	80,371,576	—
Total non-current assets	80,371,576	—

TOTAL ASSETS	$80,927,120	$83,343

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued liabilities	$593,668	$—
Loan payable - related party	180,000	63,073
Total current liabilities	773,668	63,073

Non-current liabilities
Deferred underwriting commission payable	2,362,500	—
Total non-current liabilities	2,362,500	—

TOTAL LIABILITIES	$3,136,168	$63,073

COMMITMENTS AND CONTINGENCIES
Class A common stock, $0.0001 par value, subject to possible redemption. 7,875,000 shares at redemption value of $10.21 per share, including dividends earned in trust account	$80,371,576	$—
Total commitments and contingencies	80,371,576	—

SHAREHOLDERS’ (DEFICIT) EQUITY
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 118,125 issued and outstanding (excluding 7,875,000 shares subject to possible redemption as of September 30, 2022)	$12	$—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1,968,750 and 2,156,250 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively (1)	197	216
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	24,784
Accumulated deficit	(2,580,833)	(4,730)
Total shareholders’ (deficit) equity	$(2,580,624)	$20,270

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$80,927,120	$83,343

(1)	The number of ordinary shares issued and outstanding at December 31, 2021 includes an aggregate of up to 281,250 shares of non-redeemable founder shares that are subject to forfeiture if the underwriter does not exercise the over-allotment option. In connection with the closing of the initial public offering and the underwriter’s partial exercise of over-allotment option on May 2, 2022, 93,750 of the founder shares were no longer subject to forfeiture, and 187,500 of the founder shares were forfeited.

The accompanying notes are an integral part of these financial statements

CLIMATEROCK
STATEMENT OF OPERATIONS (UNAUDITED) (AS RESTATED)

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating expenses
Formation and operating costs	$761,514	$1,034,383
Net loss from operations	$(761,514)	$(1,034,383)

Other income
Dividend income on trust account	353,596	440,326
Total other income	$353,596	$440,326

Net loss	$(407,918)	$(594,057)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	7,875,000	4,384,615
Non-redeemable ordinary shares, basic and diluted	2,086,875	1,992,967

Redeemable ordinary shares, basic and diluted	$(0.03)	$0.85
Non-redeemable ordinary shares, basic and diluted	$(0.08)	$(2.16)

The accompanying notes are an integral part of these financial statements

CLIMATEROCK
STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	CLASS A ORDINARY SHARES		CLASS B ORDINARY SHARES		PREFERENCE SHARES		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL SHAREHOLDERS’ (DEFICIT)
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balances - December 31, 2021	—	$—	2,156,250	$216	—	$—	$24,784	$(4,730)	$20,270
Net loss	—	—	—	—	—	—	—	(1,200)	(1,200)
Balances - March 31, 2022	—	—	2,156,250	216	—	—	24,784	(5,930)	19,070
Forfeiture of 187,500 Class B ordinary shares by initial shareholder	—	—	(187,500)	(19)	—	—	19	—	—
Sale of 7,875,000 units at $10 per unit in the initial public offering, including over-allotment, net of underwriters’ discount and offering expenses	7,875,000	788	—	—	—	—	73,655,270	—	73,656,058
Issuance of 118,125 underwriter units, including over-allotment	118,125	12	—	—	—	—	946,169	—	946,181
Sale of 3,762,500 warrants in private placement	—	—	—	—	—	—	3,762,500	—	3,762,500
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	(7,875,000)	(788)	—	—	—	—	(78,388,742)	(1,628,449)	(80,017,979)
Net loss	—	—	—	—	—	—	—	(184,940)	(184,940)
Balances - June 30, 2022	118,125	12	1,968,750	197	—	—	—	(1,819,319)	(1,819,110)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(353,596)	(353,596)
Net loss	—	—	—	—	—	—	—	(407,918)	(407,918)
Balances - September 30, 2022	118,125	12	1,968,750	197	—	—	—	(2,580,833)	(2,580,624)

(1)	The number of ordinary shares issued and outstanding at December 31, 2021 includes an aggregate of up to 281,250 shares of non-redeemable founder shares that are subject to forfeiture if the underwriter does not exercise the over-allotment option. In connection with the closing of the initial public offering and the underwriter’s partial exercise of over-allotment option on May 2, 2022, 93,750 of the founder shares were no longer subject to forfeiture, and 187,500 of the founder shares were forfeited.

The accompanying notes are an integral part of these financial statements

CLIMATEROCK
STATEMENT OF CASH FLOWS (UNAUDITED) (AS RESTATED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

Cash flows from operating activities:
Net loss	$(594,057)
Adjustment to reconcile net loss to net cash in operating activities:
Dividend income received in trust account	(440,326)
Changes in operating assets and liabilities:
Accrued liabilities	593,668
Prepaid expenses	(191,653)
Net cash used in operating activities	$(632,368)

Cash flows from investing activities:
Cash deposited in trust account	(79,931,250)
Net cash used in investing activities	$(79,931,250)

Cash flows from financing activities:
Proceed from related party loan	185,150
Repayment of related party loans	(217,641)
Proceeds from sale of units in the initial public offering, including over-allotment	78,750,000
Payment of underwriting fee and other offering costs	(1,552,500)
Proceeds from sale of warrants in private placement	3,762,500
Net cash provided by financing activities	$80,927,509

Net increase in cash	$363,891
Cash at beginning of period	—
Cash at end of period	$363,891

Non-cash investing and financial activities:
Deferred offering costs paid by related party	$149,418
Deferred underwriting commission charged to additional paid in capital	2,362,500
Allocation of offering costs to Class A ordinary shares subject to redemption	304,011
Issuance of representative shares	946,181
Initial value of public shares subject to possible redemption	71,851,500
Reclassification of offering costs related to public shares	(4,647,702)
Remeasurement adjustment on public shares subject to possible redemption	13,167,778

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

Going concern and management’s plan

As of September 30, 2022, the Company has a cash balance of $363,891 and a working capital deficit of $(218,124). The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the financial statements. Prior to consummation of a Business Combination, the Company has the ability to secure additional funding from the Sponsor or other related parties. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within 12 months (or 18 months, as applicable) (the “Combination Period”). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of previously issued financial statements

In connection with the preparation of the 10-K for the year ended December 31, 2023, management identified that cash and cash equivalents held in the trust account and deferred underwriting commissions payable were improperly classified as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively, as of September 30, 2022. As of September 30, 2022, this incorrect classification resulted in an overstatement of current assets by $80,371,576, an understatement of non-current assets by $80,371,576, an overstatement of current liabilities by $2,362,500, and an understatement of non-current liabilities by $2,362,500.

In addition, management identified that income earned on cash and cash equivalents held in the trust account was incorrectly presented as “Unrealized income on trust account” and “Unrealized income received in trust account” rather than “Dividend income on trust account” and “Dividend income received in trust account” in the Statements of Operations and Statement of Cash Flows, respectively, for the quarter ended September 30, 2022 and has corrected each line item accordingly.

The following table summarizes the effect of the restatement on each financial statement line item impacted as of September 30, 2022:

	Effects of Restatement as of September 30, 2022
	Previously Reported	Adjustments	As Restated
Current assets	$80,927,120	$(80,371,576)	$555,544
Non-current assets	$—	$80,371,576	$80,371,576
Current liabilities	$3,136,168	$(2,362,500)	$773,668
Non-current liabilities	$—	$2,362,500	$2,362,500

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

At September 30, 2022, the Company had $80,371,576 held in the Trust Account, including $353,596 and $440,326 dividends earned on cash and cash equivalents held in Trust Account in the three and nine months ended September 30, 2022.

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (AS RESTATED)

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

The net income (loss) per share presented in the condensed statement of operations is based on the following:

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Net loss	$(407,918)	$(594,057)
Accretion of temporary equity to redemption value	—	(12,727,453)
Net loss including accretion of temporary equity to redemption value	$(407,918)	$(13,321,510)
Less: Dividend income on trust account to be allocated to redeemable shares	353,596	440,326
Net loss excluding dividend income on trust account	$(761,514)	$(13,761,836)

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (AS RESTATED)

	Three months ended September 30, 2022
	Redeemable shares	Non-redeemable shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding dividend income on trust account	$(601,987)	$(159,527)
Dividend income on trust account	353,596
Allocation of net income/(loss)	$(248,391)	$(159,527)

Denominators:
Weighted-average shares outstanding	7,875,000	2,086,875
Basic and diluted net income/(loss) per share	$(0.03)	$(0.08)

	Nine months ended September 30, 2022
	Redeemable shares	Non-redeemable shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding dividend income on trust account	$(9,461,321)	$(4,300,515)
Dividend income on trust account	440,326
Accretion of temporary equity to redemption value	12,727,453
Allocation of net income/(loss)	$3,706,458	$(4,300,515)

Denominators:
Weighted-average shares outstanding	4,384,615	1,992,967
Basic and diluted net income/(loss) per share	$0.85	$(2.16)

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (AS RESTATED)

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (AS RESTATED)

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

Transaction Expenses

On August 17, 2022, the Company entered into an agreement (the “Maxim Agreement”) with Maxim to pay a fee (the “Success Fee”) for certain financial advisory services upon completion of a potential business combination with one or more target companies (the “Transaction”). On October 3, 2022, the Company amended its agreement with Maxim (the “Amendment”). As amended, the Maxim Agreement provides that the Company shall pay to Maxim, upon Closing of such Transaction(s), a fee based upon the amount of cash the Company has in Trust immediately prior to consummation of the Transaction and/or contributed to the Transaction. If the amount of such cash is less than $50,000,000, Maxim’s fee shall be equal to $200,000 in cash and an additional $150,000 of common stock of the post-Transaction Company (the “Common Stock”). If the amount of such cash is equal to or greater than $40 million, the success shall be $500,000 cash. If the amount of such cash is equal to or greater than $75 million, the Success Fee shall be $500,000 cash plus an additional $500,000 payable in either cash or Common Stock, at the option of the Company. The Common Stock shall be issued to Maxim Partners LLC, shall be valued at the same price per share/exchange ratio as in the definitive Transaction documentation, and it shall have unlimited piggyback registration rights. The Success Fee shall be paid upon the consummation of the Transaction.

On July 11, 2022, the Company entered into an advisory services agreement (the “Alantra Agreement”) with ALANTRA and U.N. SDG Support Holdings LLC (“Sponsor Entity”). On October 3, 2022, the Company amended its agreement with ALANTRA. As amended, the Alantra Agreement provides that the Company will pay ALANTRA , for certain M&A advisory services, a retainer of $15,000 at signing of the engagement letter and $20,000 per month that is due and payable on the last day of each month for a maximum period of five months. Should the aggregated Transaction value be above $400,000,000, the retainer fee will increase up to $40,000 per month with the same maximum five-month period for the payment of any retainer fee.

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (AS RESTATED)

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (AS RESTATED)

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

The Company may call the Warrants for redemption, once they become exercisable:

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (AS RESTATED)

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022
Assets:
Cash and cash equivalents held in Trust Account	1	$80,371,576

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

On October 6, 2022, the Company entered into a Business Combination Agreement (the "Business Combination Agreement") with ClimateRock Holdings Limited, a Cayman Islands exempted company (“Pubco”), ClimateRock Merger Sub Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco (“Merger Sub”), and E.E.W. Eco Energy World PLC, a company formed under the laws of England and Wales (the “EEW”).

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (AS RESTATED)

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

The following discussion and analysis of our financial condition and results of operations has been amended and restated to give effect to the restatement, as described in Note 1, of our unaudited interim financial statements and should be read in conjunction with the unaudited financial statements and the notes thereto included in this Quarterly Report under “Item 1 Financial Statements”. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

For the three months ended September 30, 2022, the Company reported a net loss of $407,918, which consists of general and administrative expenses, offset by $353,596 of dividend income earned in the Trust Account.

For the nine months ended September 30, 2022, the Company reported a net loss of $594,057, which consists of general and administrative expenses, offset by $440,326 of dividend income earned in the Trust Account.

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

Restatement of Prior Period Financial Statements

As previously reported by the Company in a Form 8-K filed with the SEC on March 8, 2024, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), in consultation with the Company’s management, determined that the Company’s previously issued audited balance sheet as of May 2, 2022 within the 8-K filed on May 6, 2022, unaudited financial statements as of June 30, 2022 and September 30, 2022, audited financial statements as of December 31, 2022 and the associated report of the Company’s independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as well as the Company’s subsequent issued unaudited condensed financial statements for the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023 included in the Company’s Quarterly Reports on Form 10-Q contained accounting errors relating to compliance with U.S. GAAP. The errors related to the incorrect classification of cash and cash equivalents held in trust account and deferred underwriting commissions payable as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively. As a result of these errors, the Audit Committee determined that the Company’s audited financial statements for the year ended December 31, 2022 and the unaudited financial statements for the quarters ended June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023 and the audited balance sheet as of May 2, 2022 should no longer be relied upon. Similarly, any previously issued or filed reports, press releases, earnings releases, investor presentations, or other communications of the Company describing the Company’s financial results or other financial information related to the restated periods should not be relied upon. Additionally, the reports of UHY, LLP, the Company’s independent registered public accounting firm, on the Company’s audited financial statements for the year ended December 31, 2022 likewise should no longer be relied upon.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective, due to the Restatements and the material weakness in our internal control related to properly recording and accruing expenses. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements included in this Quarterly Report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

The Company also had material weaknesses in internal control over financial reporting described in the Explanatory Note to this Amendment and in Item 9A of the Company’s restated Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on March 14, 2024. Management is redesigning and implementing existing and additional controls to remediate these material weaknesses. Notwithstanding the identified material weaknesses and management’s assessment that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2022, management believes that the interim financial statements and footnote disclosures included in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, our financial condition, results of operations, cash flows and disclosures as of and for the periods presented in accordance with generally accepted accounting principles.

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

On November 9, 2022, we filed our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (the “Q3 Form 10-Q”). As described in Note 1, Management identified errors in its financial statements made with respect to its recording and accrual of certain expenses. In the third quarter of 2022, the Company incurred legal expenses with two vendors related to the Business Combination Agreement. The service was delivered throughout the third quarter of 2022 but the fees were not properly recorded in accordance with Generally Accepted Accounting Principles. After filing our original third quarter Form 10-Q, and upon re-evaluation and consultation with our management team, our audit committee concluded that it was appropriate to restate our previously issued financial statements included in the Q3 Form 10-Q. As part of such process, we have identified a material weakness in our internal control over financial reporting related to the Company’s recording and accruing of expenses. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2022. We have taken a number of measures designed to remediate such material weaknesses, however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

ITEM 6. EXHIBITS (AS RESTATED)

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of October 6, 2022, by and among ClimateRock, ClimateRock Holdings Limited, ClimateRock Merger Sub Limited and E.E.W. Eco Energy World PLC. (1)
10.1	Letter Agreement, dated as of September 21, 2022, by and between ClimateRock and Gluon Partners LLP. (1)
10.2	Loan Agreement, dated as of September 21, 2022, by and between ClimateRock and Eternal BV. (1)
10.3	First Amendment to the Letter Agreement, dated October 5, 2022, by and between ClimateRock and Gluon Partners LLP. (1)
10.4	Engagement Letter, dated as of August 17, 2022, by and between ClimateRock and Maxim Group LLC, as amended.***
10.5	First Amendment to the Engagement Letter, dated September 20, 2022, by and between ClimateRock and Maxim Group LLC.***
10.6	Second Amendment to the Engagement Letter, dated October 3, 2022, by and between ClimateRock and Maxim Group LLC.***
10.7	Third Amendment to the Engagement Letter, dated October 4, 2022, by and between ClimateRock and Maxim Group LLC.***
10.8	Advisory Services Agreement, dated as of July 11, 2022, by and between ClimateRock ALANTRA Corporate Finance, S.A.U. and U.N. SDG Support Holdings LLC, as amended.***
10.9	Amendment to the Advisory Services Agreement, dated as of July 11, 2022, by and between ClimateRock ALANTRA Corporate Finance, S.A.U. and U.N. SDG Support Holdings LLC, as amended.***
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
***	Previously filed.
(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2022.

SIGNATURE

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2024	CLIMATEROCK

	By:	/s/ Per Regnarsson
Per Regnarsson
Chief Executive Officer