Form 10-K/A
period 2022-12-31
ClimateRock
filed 2024-03-15
CIK 1903392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

The aggregate market value of the outstanding shares of the registrant’s Class A ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on June 30, 2022. as reported on the Nasdaq Global Market was $77,962,500.

As of March 14, 2024, there were 4,664,012 Class A ordinary shares, par value $0.0001 per share, and 1 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

As of February 17, 2023, there were 7,993,125 Class A ordinary shares, par value $0.0001 per share, and 1,968,750 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

Auditor Name:	Auditor Location:	Auditor Firm ID:

UHY LLP	New York, New York	1195

Explanatory Note

ClimateRock (the “Company”, “we”, “our”, or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”), as filed with the Securities and Exchange Commission on February 17, 2023, to (i) restate its financial statements as of and for the year ended December 31, 2022, which should no longer be relied on and being restated herein; (ii) describe the restatement and its impact on previously reported amounts; and (iii) correct typographical errors in The Report of Independent Registered Public Accounting Firm under Item 8 of the 2022 Form 10-K relating to the audit period stated on page F-1.

In connection with the Company’s preparation of its annual report on Form 10-K for the year ended December 31, 2023, management identified that cash and cash equivalents held in the trust account and deferred underwriting commissions payable were improperly classified as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively, as of December 31, 2022. This incorrect classification resulted in an overstatement of current assets by $81,039,102, an understatement of non-current assets by $81,039,102, an overstatement of current liabilities by $2,362,500, and an understatement of non-current liabilities by $2,362,500 as of December 31, 2022.

Management concluded that the balance sheet errors above constituted material weaknesses in internal control over financial reporting.

In light of these material weaknesses, the Audit Committee of the Company’s Board of Directors, in consultation with the Company’s management, concluded that the Company’s audited financial statements as of and for the year ended December 31, 2022, the unaudited financial statements as of and for the quarters ended June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023, and the audited balance sheet as of May 2, 2022 filed within the Current Report on Form 8-K dated May 6, 2022 should no longer be relied upon and that it is appropriate to restate the Company’s financial statements for each such period (collectively, the “Restatements”)

In addition to the improper classification of assets and liabilities discussed above, the Company is taking this opportunity to rename the financial statement line item “Unrecognized income on trust account” to “Dividend income on trust account” in the Statement of operations and “Unrealized income received in trust account” to “Dividend income received in trust account” in the Statement of cash flows to make it clearer to the readers of the financial statements as the income is recognized.

Lastly, the Company is correcting a typographical error with The Report of Independent Registered Public Accounting Firm under Item 8 of the 2022 Form 10-K, which incorrectly stated the period of the financial statements presented as “December 6, 2021 through December 31, 2022” rather than “December 6, 2021 through December 31, 2021”.

We are filing this Amendment to amend and restate the 2022 Form 10-K with modifications as necessary to reflect these restatements. The following items have been amended to reflect the restatements:

Part I. Item 1A. Risk Factors

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

Part IV, Item 15. Exhibits and Financial Statement Schedules

This Amendment includes new certifications by our principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 dated as of this filing in connection with this Form 10-K/A as exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

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

We have not amended our previously filed Current Report on Form 8-K filed on May 6, 2022 for the period affected for the errors noted above. The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Amended Annual Report, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

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

ITEM 1A. RISK FACTORS (AS RESTATED)

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

As a result of material weaknesses in our internal control over financial reporting which resulted in the classification errors described above, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2022. We have taken a number of measures designed to remediate such material weaknesses, however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES (AS RESTATED)

Restatement of Prior Period Financial Statements

As previously reported by the Company in a Form 8-K filed with the SEC on March 8, 2024, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), in consultation with the Company’s management, determined that the Company’s previously issued audited balance sheet as of May 2, 2022 filed on form 8-K on May 6, 2022, unaudited condensed financial statements as of June 30, 2022 and September 30, 2022, audited financial statements as of December 31, 2022 and the associated report of the Company’s independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as well as the Company’s subsequent issued unaudited condensed financial statements for the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023 included in the Company’s Quarterly Reports on Form 10-Q contained accounting errors relating to compliance with U.S. GAAP. The errors related to the incorrect classification of cash and cash equivalents held in trust account and deferred underwriting commissions payable as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively. As a result of these errors, the Audit Committee determined that the Company’s audited financial statements for the year ended December 31, 2022 and unaudited financial statements for the quarters ended June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023 and audited balance sheet as of May 2, 2022 should no longer be relied upon and should be restated. Similarly, any previously issued or filed reports, press releases, earnings releases, investor presentations, or other communications of the Company describing the Company’s financial results or other financial information related to the restated periods should be relied upon. Additionally, the reports of UHY, LLP, the Company’s independent registered public accounting firm, on the Company’s financial statements for the year ended December 31, 2022 likewise should no longer be relied upon.

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

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

In addition, management identified deficiencies in internal control over financial reporting relating to the classification of Cash and cash equivalents held in the trust account and Deferred underwriting commissions payable as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively, and concluded that the failure to properly classify such items constituted material weaknesses as defined in the SEC regulations. As such, management determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2022.

We have taken a number of measures to remediate such material weaknesses; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

	Class A Ordinary Shares		Class B Ordinary Shares
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Ordinary Shares
U.N. SDG Support LLC (our sponsor) (2)	—	—%	1,968,750	100%	19.8%
Per Regnarsson	—	—%	—	—%	—%
Charles Ratelband V (2)	—	—%	1,968,750	100%	19.8%
Abhishek Bawa	—	—%	—	—%	—%
Niels Brix	—	—%	—	—%	—%
Randolph Sesson, Jr.	—	—%	—	—%	—%
Caroline Harding	—	—%	—	—%	—%
Sean Kidney	—	—%	—	—%	—%
All directors and officers as a group (seven individuals)	—	—%	1,968,750	100%	19.8%
Other 5% Stockholders
Space Summit Capital LLC (3)	5	6.3%	—	—%	7.5%
Bank of Montreal (4)	450,125	5.6%	—	—	4.5%
Hudson Bay Capital Management LP (5)	650,000	8.13%	—	—	6.5%
Shaolin Capital Management LLC (6)	575,612	7.2%	—	—	5.7%
AQR Capital Management, LLC (7)	399,798	5%	—	—	4%
Glazer Capital, LLC (8)	759,897	9.5%	—	—	7.6%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 50 Sloane Avenue, London, SW3 3DD, United Kingdom.

(2)	Represents securities held by our sponsor, of which Charles Ratelband V is the managing member. Accordingly, Mr. Ratelband V may be deemed to have beneficial ownership of such securities. Mr. Ratelband V disclaims beneficial ownership of the reported shares except to the extent of his pecuniary interest therein.

(3)	According to a Schedule 13G/A filed on February 7, 2023 by Space Summit Capital LLC (“Space Summit”). The business address of Space Summit is 15455 Albright Street, Pacific Palisades, CA 90272.

(4)	According to a Schedule 13G filed on February 1, 2023 by Bank of Montreal, Bank of Montreal Holding Inc., BMO Nesbitt Burns Holdings Corporation, BMO Nesbitt Burns Inc., and Bank of Montreal, New York Branch. The business address of each of the reporting persons is 100 King Street West, 21st Floor, Toronto, Ontario, M5X 1A1, Canada.

(5)	According to a Schedule 13G filed on February 7, 2023 by Hudson Bay Capital Management LP and Sander Gerber. The business address of each of the reporting persons is 28 Havemeyer Place, 2nd Floor, Greenwich, CT 06830.

(6)	According to a Schedule 13G filed on February 13, 2023 by Shaolin Capital Management LLC. The business address of Shaolin Capital Management LLC is 230 NW 24th Street, Suite 603, Miami, FL 33127.

(7)	According to a Schedule 13G filed on February 14, 2023 by AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC. The business address of each of the reporting persons is One Greenwich Plaza, Greenwich, CT 06830.

(8)	According to a Schedule 13G filed on February 14, 2023 by Glazer Capital, LLC and Paul J. Glazer. The business address of each of the reporting persons is 50 Sloane Avenue, London, SW3 3DD, United Kingdom

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (AS RESTATED)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of ClimateRock

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ClimateRock (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in shareholders’ (deficit) equity, and cash flows for the year ended December 31, 2022 and for the period from December 6, 2021 (inception) to December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from December 6, 2021 (inception) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter - Restatement

As discussed in Note 1 to the financial statements, the accompanying financial statements as of and for the year ended December 31, 2022 have been restated to correct misstatements. Our opinion is not modified with respect to that matter.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue and has incurred and expects to continue to incur significant costs in pursuit of its financing and business combination plans. The Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

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

New York, New York

February 17, 2023, except for Note 1 as to which the date is March 14, 2024

CLIMATEROCK

BALANCE SHEETS

	December 31, 2022 (As restated)	December 31, 2021
ASSETS
Current assets
Cash	$411,711	$—
Prepaid expenses	106,542	—
Deferred offering costs	—	83,343
Total current assets	518,253	83,343

Non-current assets
Cash and cash equivalents held in trust account	81,039,102	—
Total non-current assets	81,039,102	—

Total assets	$81,557,355	$83,343

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued liabilities	$1,005,720	$—
Loan payable - related party	480,000	63,073
Total current liabilities	1,485,720	63,073

Non-current liabilities
Deferred underwriting commission payable	2,362,500	—
Total non-current liabilities	2,362,500	—

TOTAL LIABILITIES	$3,848,220	$63,073

COMMITMENTS AND CONTINGENCIES
Class A common stock, $0.0001 par value, subject to possible redemption. 7,875,000 shares at redemption value of $10.29 per share, including dividends earned in trust account	$81,039,102	$—
Total commitments and contingencies	81,039,102	—

SHAREHOLDERS’ (DEFICIT) EQUITY
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 118,125 issued and outstanding (excluding 7,875,000 shares subject to possible redemption as of December 31, 2022)	$12	$—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1,968,750 and 2,156,250 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively (1)	197	216
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	24,784
Accumulated deficit	(3,330,176)	(4,730)
Total shareholders’ (deficit) equity	$(3,329,967)	$20,270

TOTAL LIABILITIES, COMMITMENTS AND CONTINGENCIES, AND SHAREHOLDERS’ (DEFICIT) EQUITY	$81,557,355	$83,343

(1)	The number of ordinary shares issued and outstanding at December 31, 2021 includes an aggregate of up to 281,250 shares of non-redeemable Founder Shares that are subject to forfeiture if the underwriter does not exercise the over-allotment option. In connection with the closing of the initial public offering and the underwriter’s partial exercise of over-allotment option on May 2, 2022, 93,750 of the Founder Shares were no longer subject to forfeiture, and 187,500 of the Founder Shares were forfeited.

CLIMATEROCK
STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2022 (As restated)	For the Period from December 6, 2021 (inception) through December 31, 2021
Operating expenses
Formation and operating costs	$1,768,147	$4,730
Net loss from operations	(1,768,147)	(4,730)

Other income (loss)
Dividend income on trust account	1,107,852	—
Unrealized foreign exchange loss	(15,579)	—
Total other income	1,092,273	—

Net loss for the year/period	$(675,874)	$(4,730)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	5,264,384	—
Non-redeemable ordinary shares, basic and diluted	2,016,637	144,232

Net income per redeemable ordinary share, basic and diluted	$0.64	$—
Net loss per non-redeemable ordinary share, basic and diluted	$(1.99)	$(0.03)

CLIMATEROCK
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2022 AND THE PERIOD FROM DECEMBER 6, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	CLASS A ORDINARY		CLASS B ORDINARY		PREFERENCE SHARES		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL SHAREHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balances – December 6, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of shares to Sponsor(1)	—	—	2,156,250	216	—	—	24,784	—	25,000
Net loss	—	—			—	—	—	(4,730)	(4,730)
Balances – December 31, 2021	—	$—	2,156,250	$216	—	$—	$24,784	$(4,730)	$20,270
Forfeiture of 187,500 Class B ordinary shares by initial shareholder	—	—	(187,500)	(19)	—	—	19	—	—
Sale of 7,875,000 units at $10 per unit in the initial public offering, including over-allotment, net of underwriters’ discount and offering expenses	7,875,000	788	—	—	—	—	73,655,270	—	73,656,058
Issuance of 118,125 underwriter shares, including over-allotment	118,125	12	—	—	—	—	946,169	—	946,181
Sale of 3,762,500 warrants in private placement	—	—	—	—	—	—	3,762,500	—	3,762,500
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	(7,875,000)	(788)	—	—	—	—	(78,388,742)	(2,649,572)	(81,039,102)
Net loss	—	—	—		—	—	—	(675,874)	(675,874)
Balances – December 31, 2022	118,125	$12	1,968,750	$197	—	$—	$—	$(3,330,176)	$(3,329,967)

(1)	The number of ordinary shares issued and outstanding at December 31, 2021 includes an aggregate of up to 281,250 shares of non-redeemable Founder Shares that are subject to forfeiture if the underwriter does not exercise the over-allotment option. In connection with the closing of the initial public offering and the underwriter’s partial exercise of over-allotment option on May 2, 2022, 93,750 of the Founder Shares were no longer subject to forfeiture, and 187,500 of the Founder Shares were forfeited.

CLIMATEROCK
STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2022 (As restated)	For the Period from December 6, 2021 (inception) through December 31, 2021
Cash flows from operating activities
Net loss	$(675,874)	$(4,730)
Adjustment to reconcile net loss to net cash in operating activities:
Dividend income received in trust account	(1,107,852)	—
Unrealized foreign exchange loss	15,579	—
Formation and operating costs paid by related party	—	4,730
Changes in operating assets and liabilities:
Accrued liabilities, excluding unrealized foreign exchange loss	990,141	—
Prepaid expenses	(106,542)	—
Net cash used in operating activities	$(884,548)	$—

Cash flows from investing activities:
Cash deposited in trust account	(79,931,250)	—
Net cash used in investing activities	$(79,931,250)	$—

Cash flows from financing activities:
Proceed from related party loan	485,150	—
Repayment of related party loans	(217,641)	—
Proceeds from sale of units in the initial public offering, including over-allotment	78,750,000	—
Payment of underwriting fee and other offering costs	(1,552,500)	—
Proceeds from sale of warrants in private placement	3,762,500	—
Net cash provided by financing activities	$81,227,509	$—

Net increase in cash	$411,711	$—
Cash – beginning of the period	—	—
Cash – end of the period	$411,711	$—

Non-cash investing and financial activities:
Deferred offering costs paid by related party	$149,418	$83,343
Deferred underwriting commission charged to additional paid in capital	2,362,500	—
Allocation of offering costs to Class A ordinary shares subject to redemption	304,011	—
Issuance of representative shares	946,181	—
Initial value of public shares subject to possible redemption	71,851,500	—
Reclassification of offering costs related to public shares	(4,647,702)	—
Remeasurement adjustment on public shares subject to possible redemption	13,835,304	—
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares which are deemed to be a repayment to a related party	—	25,000

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

Going concern and management’s plan

As of December 31, 2022, the Company has a cash balance of $411,711 and a working capital deficit of $967,467. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the financial statements. Prior to consummation of a Business Combination, the Company has the ability to secure additional funding from the Sponsor or other related parties. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within 12 months (or 18 months, as applicable) (the “Combination Period”). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of previously issued financial statements

In connection with the preparation of the 10-K for the year ended December 31, 2023, management identified that cash and cash equivalents held in the trust account and deferred underwriting commissions payable were improperly classified as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively, as of December 31, 2022. This incorrect classification resulted in an overstatement of current assets by $81,039,102, an understatement of non-current assets by $81,039,102, an overstatement of current liabilities by $2,362,500, and an understatement of non-current liabilities by $2,362,500 as of December 31, 2022. Further, management identified that cash held in trust account and deferred underwriting commissions payable were improperly classified as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively, as of May 2, 2022 in the Company’s Balance Sheet filed on Form 8-K on May 6, 2022. This incorrect classification resulted in an overstatement of current assets by $79,931,250, an understatement of non-current assets by $79,931,250, an overstatement of current liabilities by $2,362,500, and an understatement of non-current liabilities by $2,362,500 as of May 2, 2022.

In addition, management identified that income earned on cash and cash equivalents held in the trust account was incorrectly presented as “Unrealized income on trust account” and “Unrealized income received in trust account” rather than “Dividend income on trust account” and “Dividend income received in trust account” in the Statements of Operations and Statement of Cash Flows, respectively, for the year ended December 31, 2022 and has corrected each line item accordingly.

The following tables summarize the effect of the restatement on each financial statement line item of the Company’s Balance Sheets

	Previously Reported	Adjustments	As Restated
As of May 2, 2022:
Current assets	$81,035,100	$(79,931,250)	$1,103,850
Non-current assets	—	79,931,250	79,931,250
Current liabilities	2,669,164	(2,362,500)	306,664
Non-current liabilities	—	2,362,500	2,362,500
As of December 31, 2022:
Current assets	$81,557,355	$(81,039,102)	$518,253
Non-current assets	—	81,039,102	81,039,102
Current liabilities	3,848,220	(2,362,500)	1,485,720
Non-current liabilities	—	2,362,500	2,362,500

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

EXHIBIT INDEX (As restated)

Exhibit No.	Description of Exhibit
1	Underwriting Agreement, dated April 27, 2022, by and between the Company and Maxim. (4)
2.1	Business Combination Agreement, dated as of October 6, 2022, by and among the Company, Pubco, Merger Sub and EEW. (5) +***
3.1	Amended and Restated Memorandum and Articles of Association. (4)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Ordinary Shares Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Specimen Rights Certificate. (2)
4.5	Warrant Agreement, dated April 27, 2022, by and between the Company and Continental, as warrant agent. (4)
4.6	Rights Agreement, dated April 27, 2022, by and between the Company and Continental, as rights agent. (4)
4.7	Description of Registered Securities. (8)
10.1	Promissory Note, dated December 24, 2021, by the Company to Charles Ratelband V. (1)
10.2	Subscription Agreement, dated December 24, 2021, between the Company and our sponsor. (1)
10.3	Form of Indemnity Agreement. (1)
10.4	Loan Agreement, dated October 1, 2021 by and between the Company and Eternal. (3)
10.5	Amendment to Loan Agreement, dated March 31, 2022, by and between the Company and Eternal. (3)
10.6	Second Amendment to Loan Agreement, dated April 14, 2022,f by and between the Company and Eternal. (3)
10.7	Letter Agreement, dated April 27, 2022, by and among the Company, its officers and directors, and our sponsor. (4)
10.8	Investment Management Trust Agreement, dated April 27, 2022, by and between the Company and Continental, as trustee. (4)
10.9	Registration Rights Agreement, dated April 27, 2022, by and among the Company and certain security holders. (4)
10.10	Sponsor Warrant Purchase Agreement, dated April 27, 2022, by and between the Company and our sponsor. (4)
10.11	Administrative Support Agreement, dated April 27, 2022, by and between the Company and our sponsor. (4)
10.12	Advisory Services Letter Agreement, dated as of July 11, 2022, by and between the Company, ALANTRA Corporate Finance, S.A.U. and our sponsor, as amended. (7)
10.13	Amendment to the Advisory Services Letter Agreement, dated as of July 11, 2022, by and between the Company, ALANTRA Corporate Finance, S.A.U. and our sponsor, as amended. (7)
10.14	Engagement Letter, dated as of August 17, 2022, by and between the Company and Maxim, as amended. (7)
10.15	First Amendment to the Engagement Letter, dated September 20, 2022, by and between the Company and Maxim Group LLC. (7)
10.16	Second Amendment to the Engagement Letter, dated October 3, 2022, by and between the Company and Maxim. (7)
10.17	Third Amendment to the Engagement Letter, dated October 4, 2022, by and between the Company and Maxim. (7)
10.18	Loan Agreement, dated as of September 21, 2022, by and between the Company and Eternal. (6)
10.19	Letter Agreement, dated as of September 21, 2022, by and between the Company and Gluon Partners. (6)

10.20	First Amendment to the Letter Agreement, dated October 5, 2022, by and between the Company and Gluon Partners. (6)
10.21	Holder Support Agreement, dated October 6, 2022 between and among the Company, EEW and our sponsor. (5)+
10.22	Shareholder Commitment for Annette Kumlin, dated October 6, 2022. (5)+
10.23	Shareholder Commitment for Svante Kumlin, dated October 6, 2022. (5)+
10.24	Form of New Registration Rights Agreement (5)
10.25	Loan Agreement, dated as of January 29, 2023, by and between the Company and Eternal (8)
14	Code of Ethics. (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter. (1)
99.2	Compensation Committee Charter. (1)
99.3	Nominating and Corporate Governance Committee Charter. (1)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith
***	The exhibits to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of all omitted information to the SEC upon its request.
+	Portions of the exhibit, including certain private and confidential information has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Registrant hereby agrees to furnish a copy of any omitted portion to the SEC upon request

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-263542), filed with the SEC on March 14, 2022.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-263542), filed with the SEC on April 6, 2022.
(3)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A (File No. 333-263542), filed with the SEC on April 15, 2022.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2022.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2022.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 filed with the SEC on November 9, 2022.
(7)	Incorporated by reference to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2022 filed with the SEC on December 21, 2022.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 17, 2023.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2024	CLIMATEROCK

	By:	/s/ Per Regnarsson
		Name:	Per Regnarsson
		Title:	Chief Executive Officer
(Principal Executive Officer)