Form 10-Q/A
period 2023-03-31
ClimateRock
filed 2024-03-15
CIK 1903392

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

As of May 8, 2023 and March 14, 2024, there were 4,664,012 Class A ordinary shares, par value $0.0001, and one Class B ordinary share, $0.0001 par value, issued and outstanding.

Explanatory Note

ClimateRock (the “Company”, “we”, “our”, or “us”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “Q1 2023 Form 10-Q”), as filed with the Securities and Exchange Commission on May 8, 2023, to (i) restate its financial statements as of March 31, 2023 and December 31, 2022, which should no longer be relied on and being restated herein; and (ii) describe the restatement and its impact on previously reported amounts.

In connection with the Company’s preparation of its annual report on Form 10-K for the year ended December 31, 2023, management identified that cash and cash equivalents held in the trust account and deferred underwriting commissions payable were improperly classified as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively, as of December 31, 2022 and March 31, 2023. As of December 31, 2022, this incorrect classification resulted in an overstatement of current assets by $81,039,102, an understatement of non-current assets by $81,039,102, an overstatement of current liabilities by $2,362,500, and an understatement of non-current liabilities by $2,362,500. As of March 31, 2023, this incorrect classification resulted in an overstatement of current assets by $81,897,579, an understatement of non-current assets by $81,897,579, an overstatement of current liabilities by $2,362,500, and an understatement of non-current liabilities by $2,362,500.

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

In addition to the improper classification of assets and liabilities discussed above, the Company is taking this opportunity to rename the financial statement line item “Unrecognized income on trust account” to “Dividend income on trust account” in the Statement of operations and “Unrealized income received in trust account” to “Dividend income received in trust account” in the Statement of cash flows, as well as the related disclosures within Note 2 Summary of Significant Accounting Policies - Basis of Presentation, Note 2 Summary of Significant Accounting Policies - Cash and cash equivalents in Trust Account, Note 2 Summary of Significant Accounting Policies - Net income (loss) per share, and Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations, to make it clearer to the readers of the financial statements as the income is recognized.

We are filing this Amendment to amend and restate the Q1 2023 Form 10-Q with modifications as necessary to reflect these Restatements. The following items have been amended to reflect the Restatements:

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

CLIMATEROCK
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023
TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLIMATEROCK
BALANCE SHEETS (AS RESTATED)

	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
Current assets
Cash	$54,458	$411,711
Prepaid expenses	80,626	106,542
Total current assets	135,084	518,253

Non-current assets
Cash and cash equivalents held in trust account	81,897,579	81,039,102
Total non-current assets	81,897,579	81,039,102

TOTAL ASSETS	$82,032,663	$81,557,355

LIABILITIES, COMMITMENTS AND CONTINGENCIES, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities	$979,176	$1,005,720
Loan payable - related party	530,000	480,000
Total current liabilities	1,509,176	1,485,720

Non-current liabilities
Deferred underwriting commission payable	2,362,500	2,362,500
Total non-current liabilities	2,362,500	2,362,500

TOTAL LIABILITIES	3,871,676	3,848,220

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares, $0.0001 par value, subject to possible redemption. 7,875,000 shares at redemption value of $10.40 and $10.29 per share, including dividends earned in trust account, at March 31, 2023 and December 31, 2022, respectively	81,897,579	81,039,102
Total commitments and contingencies	81,897,579	81,039,102

SHAREHOLDERS’ DEFICIT
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 2,086,874 and 118,125 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively (excluding 7,875,000 shares subject to possible redemption as of March 31, 2023 and December 31, 2022)	209	12
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1 and 1,968,750 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	197
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	—
Accumulated deficit	(3,736,801)	(3,330,176)
Total shareholders’ deficit	(3,736,592)	(3,329,967)

TOTAL LIABILITIES, COMMITMENTS AND CONTIGENCIES, AND SHAREHOLDERS’ DEFICIT	$82,032,663	$81,557,355

The accompanying notes are an integral part of these financial statements

CLIMATEROCK
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31, 2023 (As restated)	Three Months Ended March 31, 2022
Operating expenses
Formation and operating costs	$386,791	$1,200
Net loss from operations	(386,791)	(1,200)

Other income (loss)
Dividend income on trust account	858,477	—
Unrealized foreign exchange loss	(19,834)	—
Total other income	838,643	—

Net income (loss)	$451,852	$(1,200)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	7,875,000	—
Non-redeemable ordinary shares, basic and diluted	2,086,875	1,875,000
Basic and diluted earnings per share
Redeemable ordinary shares, basic and diluted	$0.07	$0.00
Non-redeemable ordinary shares, basic and diluted	$(0.04)	$0.00

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

The accompanying notes are an integral part of these financial statements

CLIMATEROCK
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

	Three Months Ended March 31, 2023 (As restated)	Three Months Ended March 31, 2022
Cash flows from operating activities:
Net income (loss)	$451,852	$(1,200)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Dividend income received in trust account	(858,477)	—
Unrealized foreign exchange loss	19,834	—
Changes in operating assets and liabilities:
Accrued liabilities, excluding unrealized foreign exchange loss	(46,378)	1,000
Prepaid expenses	25,916	—
Net cash used in operating activities	(407,253)	(200)

Cash flows from financing activities:
Proceed from related party loan	50,000	5,150
Net cash provided by financing activities	50,000	5,150

Net (decrease) increase in cash	(357,253)	4,950
Cash at beginning of period	411,711	—
Cash at end of period	$54,458	$4,950

Non-cash investing and financial activities:
Deferred offering costs paid by related party	$—	$123,987
Deferred offering costs included in accrued liabilities	—	25,231

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

Going concern and management’s plan

As of March 31, 2023, the Company has a cash balance of $54,458 and a working capital deficit of $1,374,092. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the financial statements. Prior to consummation of a Business Combination, the Company has the ability to secure additional funding from the Sponsor or other related parties. There is no assurance that the Company’s plans to consummate a Business Combination will be successful by May 2, 2024 as approved at the extraordinary general meeting of the shareholders on April 27, 2023 (see Note 8). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of previously issued financial statements

In connection with the preparation of the 10-K for the year ended December 31, 2023, management identified that cash and cash equivalents held in the trust account and deferred underwriting commissions payable were improperly classified as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively, as of December 31, 2022 and March 31, 2023. As of December 31, 2022, this incorrect classification resulted in an overstatement of current assets by $81,039,102, an understatement of non-current assets by $81,039,102, an overstatement of current liabilities by $2,362,500, and an understatement of non-current liabilities by $2,362,500. As of March 31, 2023, this incorrect classification resulted in an overstatement of current assets by $81,897,579, an understatement of non-current assets by $81,897,579, an overstatement of current liabilities by $2,362,500, and an understatement of non-current liabilities by $2,362,500.

In addition, management identified that income earned on cash and cash equivalents held in the trust account was incorrectly presented as “Unrealized income on trust account” and “Unrealized income received in trust account” rather than “Dividend income on trust account” and “Dividend income received in trust account” in the Statements of Operations and Statement of Cash Flows, respectively, for the year ended December 31, 2022 and the quarter ended March 31, 2023 and has corrected each line item accordingly.

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (AS RESTATED)

The following tables summarize the effect of the restatement on each financial statement line item impacted as of March 31, 2023 and December 31, 2022:

	Effects of Restatement as of March 31, 2023
	Previously Reported	Adjustments	As Restated
Current assets	$82,032,663	$(81,897,579)	$135,084
Non-current assets	$—	$81,897,579	$81,897,579
Current liabilities	$3,871,676	$(2,362,500)	$1,509,176
Non-current liabilities	$—	$2,362,500	$2,362,500

	Effects of Restatement as of December 31, 2022
	Previously Reported	Adjustments	As Restated
Current assets	$81,557,355	$(81,039,102)	$518,253
Non-current assets	$—	$81,039,102	$81,039,102
Current liabilities	$3,848,220	$(2,362,500)	$1,485,720
Non-current liabilities	$—	$2,362,500	$2,362,500

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on February 17, 2023 and amended in the Form 10-K/A filed by the Company with the SEC on March 14, 2024.

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (AS RESTATED)

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

The net income (loss) per share presented in the condensed statement of operations is based on the following:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Net loss	$451,852	$(1,200)
Accretion of temporary equity to redemption value	—	—
Net loss including accretion of temporary equity to redemption value	$451,852	$(1,200)
Less: Dividend income on trust account to be allocated to redeemable shares	858,477	—
Net loss excluding dividend income on trust account	$(406,625)	$(1,200)

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (AS RESTATED)

	Three months ended March 31, 2023
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding dividend income on trust account	$(321,443)	$(85,182)
Dividend income on trust account	858,477	—
Allocation of net income (loss)	$537,034	$(85,182)

Denominators:
Weighted-average shares outstanding	7,875,000	2,086,875
Basic and diluted net income (loss) per share	$0.07	$(0.04)

	Three months ended March 31, 2022
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding dividend income on trust account	$—	$(1,200)
Dividend income on trust account	—	—
Accretion of temporary equity to redemption value	—	—
Allocation of net income (loss)	$—	$(1,200)

Denominators:
Weighted-average shares outstanding	—	1,875,000
Basic and diluted net income (loss) per share	$0.00	$0.00

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (AS RESTATED)

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (AS RESTATED)

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (AS RESTATED)

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (AS RESTATED)

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (AS RESTATED)

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

CLIMATEROCK
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (AS RESTATED)

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

For the three months ended March 31, 2023, the Company reported a net income of $451,852, comprised of $858,477 of dividend income earned in the Trust Account offset by unrealized foreign exchange loss of $19,834 and formation and operating costs of $386,791.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective at the reasonable assurance level as of March 31, 2023, due to the Restatements and the material weaknesses in internal control over financial reporting described in the Explanatory Note and in Item 9A of the Company’s restated Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on March 14, 2024. Management is redesigning and implementing existing and additional controls to remediate these material weaknesses. Notwithstanding the identified material weaknesses and management’s assessment that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2023, management believes that the interim financial statements and footnote disclosures included in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, our financial condition, results of operations, cash flows and disclosures as of and for the periods presented in accordance with generally accepted accounting principles.

Previously Reported Material Weakness

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

Remediation of Previously Reported Material Weakness

Management has completed the testing of design and operating effectiveness of the new and enhanced controls related to the previously reported material weakness over properly recording and accruing expenses. The Company remediated the material weaknesses through activities including more clearly defined Management oversight and implemented key controls, including defining appropriate levels of precision for cut-off testing.

Management believes that these actions have been fully implemented and have operated effectively for a sufficient period of time. As a result, we have concluded that our remediation efforts were successful and that the previously identified material weaknesses over properly recording and accruing expenses were remediated as of March 31, 2023.

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

As a result of material weaknesses in our internal control over financial reporting which resulted in the classification errors described above, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2023. We have taken a number of measures designed to remediate such material weaknesses, however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS (As restated)

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
10.1	Promissory Note, dated as of May 2, 2023, by and between ClimateRock and U.N. SDG Support LLC.***
10.2	Loan Agreement, dated as of April 12, 2023, by and between ClimateRock and Eternal BV.***
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

***	Previously filed.

SIGNATURE

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2024	CLIMATEROCK

	By:	/s/ Per Regnarsson
Per Regnarsson
Chief Executive Officer

	By:	/s/ Abhishek Bawa
Abhishek Bawa
Chief Financial Officer (Principal Financial and Accounting Officer)