Form 10-K
period 2023-12-31
ClimateRock
filed 2024-03-18
CIK 1903392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-41363

CLIMATEROCK
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Bedford Square London, WC1B 3HH, United Kingdom	N/A
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: +44 730 847 5096

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, one-half of one Redeemable Warrant and one Right	CLRCU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	CLRC	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	CLRCW	The Nasdaq Stock Market LLC
Rights, each entitling the holder to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial business combination	CLRCR	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicated by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery periods pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

The aggregate market value of the outstanding shares of the registrant’s Class A ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Global Market was $27,523,834.

As of March 18, 2024, there were 4,664,012 Class A ordinary shares, par value $0.0001 per share, and 1 Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

CLIMATEROCK

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination (as defined below) and any other statements that are not statements of current or historical facts. These statements are based on management’s (as defined below) current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination, including the GreenRock Business Combination (as defined below);

●	our expectations around the performance of the prospective target business or businesses, such as GreenRock (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	the potential incentive to consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the founder shares (as defined below) paid by our sponsor (as defined below);

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate additional potential acquisition opportunities;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	the impact on the amount held in the trust account, our capitalization, principal shareholders and other impacts on our Company (as defined below) or management team should we seek to further extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;

●	the impact on our amount held in the trust account, our capitalization and other impacts on our company or management team should we seek to extend the deadline for consummating our initial business combination;

●	our financial performance; or

●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

Additionally, on January 24, 2024, the SEC (as defined below) adopted the 2024 SPAC Rules (as defined below), which will become effective on July 1, 2024, that will affect SPAC (as defined below) business combination transactions. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and business combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for business combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●

“2022 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on February 17, 2023, and as amended on Form 10-K/A as filed with the SEC on March 14, 2024;

●	“2023 EGM” are to our extraordinary general meeting of shareholders held on April 27, 2023;

●	“2024 SPAC Rules” are to the new rules and regulations for SPACs adopted by the SEC on January 24, 2024, which will become effective on July 1, 2024

●

“Administrative Services Agreement” are to the administrative services agreement entered into on April 27, 2022 by and between the Company and our sponsor under which our sponsor agreed to perform certain services for the Company for a monthly fee of $10,000;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“board of directors,” “board” or “directors” are to our board of directors;

●	“business combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Class A ordinary shares” are to the Class A ordinary shares of the Company, par value $0.0001 per share;

●	“Class B ordinary shares” are to the Class B ordinary shares of the Company, par value $0.0001 per share;

●	“Combination Period” are to the 24-month period from the closing of our initial public offering (as defined below) to May 2, 2024 (or such earlier date as determined by the board),as extended upon approval of the Extension Amendment (as defined below) at the 2023 EGM, that we have to consummate an initial Business Combination; provided that the Combination Period may be further extended pursuant to an amendment to our amended and restated memorandum and articles of association and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“Company,” “our,” “we” or “us” are to ClimateRock, a Cayman Islands exempted company;

●	“Company Merger Sub” are to GreenRock Merger Sub Corp., a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants (as defined below);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“EEW” are to E.E.W. Eco Energy World PLC, a company formed under the laws of England and Wales;

“EEW Business Combination Agreement” are to the business combination agreement, dated as of October 6, 2022, by and among the Company, Pubco, SPAC Merger Sub and EEW, as amended.

●	“ESG” are to Environmental, Social and Corporate Governance;

●	“Eternal” are to Eternal B.V., an affiliate of the Company;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act ;

●	“Extension Amendment” are to the amendment to the amended and restated memorandum and articles of association of the Company for the extension of the expiration of the period in which the Company must complete a business combination from November 2, 2023 to May 2, 2024.

●	“Extension Note” are to the convertible promissory note in the aggregate principal amount of up to $900,000 that the Company issued to the sponsor, which will be deposited into the trust account in monthly installments for the benefit of each public share that was not redeemed in connection with the Extension Amendment.

●	“FASB” are to the Financial Accounting Standards Board;

●	“Fifth Eternal Loan” are to the loan agreement entered into on April 12, 2023 with Eternal in the principal amount of up to $500,000, on an unsecured basis and bearing no interest;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“First Eternal Loan” are to the non-interest bearing, unsecured loan by Eternal to the Company that was fully repaid on June 2, 2022;

●	“Fourth Eternal Loan” are to the loan agreement entered into on January 29, 2023 with Eternal in the principal amount of up to $50,000, on an unsecured basis and bearing no interest;

●	“founder share conversion” are to the 1,968,749 Class A ordinary shares issued on March 31, 2023 to the sponsor upon the conversion of an equal number of Class B ordinary shares held by the sponsor as founder shares;

●	“founder shares” are to the Class B ordinary shares initially purchased by our sponsor in the private placement (as defined below) and the Class A ordinary shares that (i) will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination as described herein (for the avoidance of doubt, such Class A ordinary shares will not be “public shares” (as defined below)) and (ii) were issued in connection with the founder share conversion of an equal number of Class B ordinary shares;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Gluon Group” are to Gluon Group, an affiliate of the Company;

●	“Gluon Letter Agreement” are to the letter agreement entered into on September 21, 2022, as amended on October 5, 2022, by and between the Company and Gluon Partners (as defined below), pursuant to which the Company will pay Gluon Partners a fee upon completion of one or more successful transactions;

●	“Gluon Partners” are to Gluon Partners LLP;

●	“GreenRock” are to GreenRock Corp, a Cayman Islands exempted company;

●	“GreenRock Business Combination” are to the proposed business combination with GreenRock;

●	“GreenRock Merger Agreement” are to the Agreement and Plan of Merger, dated as of December 30, 2023, by and among our Company, GreenRock, Pubco (as defined below), SPAC Merger Sub (as defined below), and Company Merger Sub (as defined below).

●	“GreenRock Registration Statement” are to the registration statement on Form F-4 filed by Pubco in connection with the GreenRock Business Combination filed with the SEC on January 26, 2024;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on May 2, 2022;

●	“initial shareholders” are to holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on March 14, 2022, as amended, and declared effective on April 27, 2022 (File No. 333- 263542);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our executive officers and directors;

●	“Maxim” are to Maxim Group LLC, the representative of the underwriters in our initial public offering;

●	“Nasdaq” are to the Nasdaq Global Market;

●	“OECD countries” are to Organization for Economic Co-operation and Development countries;

●	“ordinary shares” are to the Class A ordinary shares and the Class B ordinary shares;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement” are to the private placement of warrants that occurred simultaneously with the closing of our initial public offering;

●	“private placement warrants” are to the warrants issued to our sponsor in the private placement;

●	“Promissory Note” are to the promissory note under which our sponsor agreed to loan us up to $300,000 to be used for the payment of costs related to the initial public offering;

●	“Pubco” or “Holdings” are to ClimateRock Holdings Limited, a Cayman Islands exempted company;

v

●	“Pubco Ordinary Shares” are to the ordinary shares of Pubco, par value $0.0001 per share;

●	“public shares” are to the Class A ordinary shares sold as part of the units (as defined below) in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

●	“public warrants” refer to the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2023;

●	“representative shares” are to the Class A ordinary shares issued to Maxim and/or its designees upon the consummation of our initial public offering;

●	“rights” or “public rights” are to the rights sold as part of the units in our initial public offering, each entitling the holder to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of an initial business combination;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Second Eternal Loan” are to the loan agreement entered into on September 21, 2022 with Eternal in the principal amount of up to $180,000, on an unsecured basis and bearing no interest;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Sellers” are to the holders of GreenRock securities to be offered considerations by Pubco in the GreenRock Business Combination;

●	“Sixth Eternal Loan” are to the loan agreement the Company entered into on November 1, 2023 with Eternal in the principal amount of up to $335,000 on an unsecured basis and bearing no interest;

●	“SPACs” are to special purpose acquisition companies;

●	“SPAC Merger Sub” means ClimateRock Merger Sub Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco;

●	“sponsor” are to U.N. SDG Support LLC, a Delaware limited liability company;

●	“Third Eternal Loan” are to the loan agreement entered into on November 12, 2022 with Eternal in the principal amount of up to $300,000, on an unsecured basis and bearing no interest;

●	“trust account” are to the U.S.-based trust account in which an amount of $79,931,250 from the net proceeds of the sale of the units in the initial public offering and the private placement warrants was placed following the closing of the initial public offering;

●	“UHY” are to UHY LLP, our independent registered public accounting firm;

●	“units” are to the units sold in our initial public offering, which consist of one Class A Ordinary Share, one-half of one public warrant and one right; and

●	“working capital loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

PART I

ITEM 1. BUSINESS.

Overview

We are a blank check company formed on December 6, 2021 as a Cayman Islands exempted company for the purpose of effecting an initial business combination. We may pursue an initial business combination target in any industry or sector, but we are focused on acquiring a target within the sustainable energy industry in the OECD countries, including climate change, environment, renewable energy and emerging, clean technologies, such as GreenRock. While we are not limited to investing in a company in a specific geographic region, we are focused on the OECD countries and regions with strong policy and regulatory support for the green energy transition. Management believes that this offers considerable, attractive acquisition opportunities given the current OECD ESG principles and the opportunity for growth and financial return.

The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 3,762,500 private placement warrants to our sponsor in the private placement at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $3,762,500.

A total of $79,931,250 of the net proceeds from the initial public offering and the sale of the private placement warrants was placed in the trust account maintained by Continental acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Per Regnarsson, our Chief Executive Officer and a director on our board. Mr. Regnarsson is supported by Charles Ratelband V, the Executive Chairman of our board of directors. We must complete our initial business combination by May 2, 2024, 24 months from the closing of our initial public offering. If our initial business combination is not consummated by May 2, 2024, then, unless our board of directors shall otherwise determine, our existence will terminate, and we will distribute all amounts in the trust account.

Extension of our Combination Period

On April 27, 2023, we held the 2023 EGM and approved, among other things, an amendment to our amended and restated memorandum and articles of association to (i) extend the date by which we would be required to consummate a business combination from November 2, 2023 to May 2, 2024 (or such earlier date as determined by the board of directors in its sole discretion) and (ii) to permit our board of directors, in its sole discretion, to elect to wind up our operations on, or on an earlier date than May 2, 2024 (including prior to May 2, 2023). In connection with the 2023 EGM, shareholders holding 5,297,862 shares of our ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, $55,265,334.22 (approximately $10.43 per share) was removed from the trust account to pay such holders.

We may, however, seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of our public shareholders, who will be provided the opportunity to redeem all or a portion of their public shares. Such redemptions will likely have a material adverse effect on the amount held in our trust account, our capitalization, principal shareholders and other impacts on our company or management team, such as our ability to maintain our listing on Nasdaq. Our sponsor may also explore transactions under which it would sell its interest in our company to another management team.

Founder Share Conversion

On March 31, 2023, we issued an aggregate of 1,968,749 Class A ordinary shares to the sponsor, upon the conversion of an equal number of Class B ordinary shares held by the sponsor in the founder share conversion. The 1,968,749 Class A ordinary shares issued in connection with the founder share conversion are subject to the same restrictions as applied to the Class B ordinary shares before the founder share conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the IPO Registration Statement. Following the founder share conversion and the redemptions in connection with the approval of the Extension Amendment, (i) there were (i) 4,664,012 Class A ordinary shares issued and outstanding and one Class B ordinary share issued and outstanding, and (ii) the sponsor held 42.21% of the outstanding Class A ordinary shares.

Termination of Proposed Business Combination with EEW

On October 6, 2022, we entered into a Business Combination Agreement (as amended and restated by the A&R EEW Business Combination Agreement, the “EEW Business Combination Agreement”) with ClimateRock Holdings Limited, a Cayman Islands exempted company, ClimateRock Merger Sub Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of ClimateRock Holdings Limited, and E.E.W. Eco Energy World PLC, a company formed under the laws of England and Wales (the “EEW”).

On August 3, 2023, we entered into an Amended and Restated Business Combination Agreement (as amended and restated, the ” A&R EEW Business Combination Agreement”) with ClimateRock Holdings Limited, ClimateRock Merger Sub Limited and EEW. The EEW Business Combination Agreement was amended, among other things, to (i) extend the date that either our Company or EEW can terminate the EEW Business Combination Agreement if the closing does not occur by September 30, 2023, and (ii) provide for a contingent earn out of USD $150,000,000 in shares based on the achievement of a 2023 revenue milestone of USD $52,000,000.

On November 29, 2023, we notified EEW that we had elected to terminate the EEW Business Combination Agreement effective immediately, pursuant to Section 9.1(b) and 9.2 thereof, since the conditions to the closing of the initial business combination were not satisfied or waived by the outside date of September 30, 2023. As a result, the EEW Business Combination Agreement is of no further force and effect, except for certain specified provisions in the EEW Business Combination Agreement, which shall survive its termination and remain in full force and effect in accordance with their respective terms.

GreenRock Business Combination

On December 30, 2023, we entered into the GreenRock Merger Agreement with GreenRock, Pubco, Company Merger Sub and SPAC Merger Sub. Capitalized terms not defined but otherwise used in the following description have the meanings ascribed to them in the GreenRock Merger Agreement.

Pursuant to the GreenRock Merger Agreement, subject to the terms and conditions set forth therein, (i) SPAC Merger Sub will merge with and into ClimateRock, with ClimateRock continuing as the surviving entity and wholly-owned subsidiary of Holdings (the “SPAC Merger”), in connection with which all of the existing securities of ClimateRock will be exchanged for rights to receive securities of Holdings as follows: (a) immediately prior to the SPAC Merger Effective Time, every issued and outstanding Unit of ClimateRock will be automatically separated and the holders thereof will be deemed to hold one (1) Class A Ordinary Share of ClimateRock, par value $0.0001 (each, a “ClimateRock Class A Ordinary Share”), one-half (1/2) of a ClimateRock Warrant and one ClimateRock Right, (b) each ClimateRock Class A Ordinary Share outstanding immediately prior to the Effective Time that has not been redeemed and is not a Dissenting Share (as defined below) shall automatically convert into one ordinary share, par value $0.0001, issued by Holdings (each, a “Holdings Ordinary Share”), (c) each ClimateRock Class B Ordinary Share, par value $0.0001 (each, a “ClimateRock Class B Ordinary Share”, and together with the ClimateRock Class A Shares, the “ClimateRock Ordinary Shares”), outstanding immediately prior to the SPAC Merger Effective Time that is not a Dissenting Share (as defined below) shall automatically convert into one Holdings Ordinary Share, (d) each ClimateRock public warrant and each ClimateRock private warrant shall automatically convert into one warrant to purchase Holdings Ordinary Shares (each, a “Holdings Warrant”) on substantially the same terms and conditions; (e) each ClimateRock Right will be automatically converted into the number of Holdings Ordinary Shares that would have been received by the holder of such Right if it had been converted upon the consummation of a business combination in accordance with ClimateRock’s organizational documents, and (ii) Company Merger Sub will merge with and into GreenRock, with GreenRock continuing as the surviving entity and wholly-owned subsidiary of Holdings (the “Company Merger”, and together with the SPAC Merger, the “Mergers”), pursuant to which (x) each GreenRock ordinary share (the “GreenRock Ordinary Shares”) issued and outstanding immediately prior to the Effective Time shall be automatically cancelled and extinguished and converted into the right to receive the applicable portion of Holdings Ordinary Shares constituting the Merger Consideration (as defined below) and (y) each issued and outstanding GreenRock convertible security shall be converted into Holdings convertible securities of like tenor and shall have, and be subject to, substantially the same terms and conditions as set forth in the applicable organizational document of GreenRock, except that they shall represent the right to acquire Holdings Ordinary Shares in lieu of GreenRock Ordinary Shares.

In accordance with the Companies Act, any ClimateRock Ordinary Share issued and outstanding immediately prior to the Effective Time for which any ClimateRock Shareholder (such ClimateRock Shareholder, a “Dissenting Shareholder”) has validly exercised properly in writing their dissenters’ rights for such ClimateRock Ordinary Shares in accordance with Companies Act, and has otherwise complied in all respects with all of the provisions of the Companies Act relevant to the exercise and perfection of dissenters’ rights (collectively, the “Dissenting Shares”) shall not be converted into the right to receive, and the applicable Dissenting Shareholder shall have no right to receive, the applicable Holdings Ordinary Shares to which the holder of such Dissenting Shares would otherwise be entitled unless and until such Dissenting SPAC Shareholder effectively withdraws or loses such dissenters’ rights.

Pursuant to the terms of the GreenRock Merger Agreement, the consideration to be delivered to the holders of GreenRock Ordinary Shares (the “GreenRock Shareholders”) in connection with the Business Combination (the “Merger Consideration”) will be 44,685,000 newly-issued Holdings Ordinary Shares, of which 16,685,000 will be held in a segregated account (the “Escrowed Shares”) pursuant to an escrow agreement (the “Escrow Agreement”) that Holdings, ClimateRock, and GreenRock will enter into at or prior to Closing with an escrow agent mutually acceptable to ClimateRock and GreenRock (the “Escrow Agent”). The GreenRock Shareholders shall be shown as registered owners of their respective Escrowed Shares on the books and records of Holdings, and shall be entitled to exercise voting rights with respect to such Escrowed Shares, and any dividends, distributions and other earnings on the Escrowed Shares while held in escrow shall be paid directly to the GreenRock Shareholders. The Escrowed Shares will be subject to forfeiture by the GreenRock Shareholders if GreenRock fails to meet the targets described below:

1)	If on the later to occur of (x) the closing date of the Business Combination and (y) March 31, 2024 (the “First Checkpoint Date”), the year-to-date Adjusted EBITDA of GreenRock exceeds $24,348,000 (the “EBITDA Minimum”) then a portion of the Escrowed Shares shall be released to the GreenRock Shareholders in an amount equal total number of Escrowed Shares multiplied by a fraction, the numerator of which is amount by which the Adjusted EBITDA of GreenRock as of the First Checkpoint Date exceeds the EBITDA Minimum, and the denominator of which is $14,502,000; provided that if the Adjusted EBITDA of GreenRock is less than the EBITDA Minimum on the First Checkpoint Date, all Escrowed Shares will remain in escrow until the date that GreenRock’s audited financial statements for fiscal year 2024 are filed with the SEC (the “Second Checkpoint Date”).

2)	If on the Second Checkpoint Date,

a)	GreenRock’s Adjusted EBITDA for the 2024 fiscal year is less than the Adjusted EBITDA calculated at the First Checkpoint Date, then all remaining Escrowed Shares will be forfeited by the GreenRock Shareholders, surrendered to Holdings for no consideration, and cancelled;

b)	GreenRock’s Adjusted EBITDA for the 2024 Fiscal year is greater than the GreenRock Adjusted EBITDA calculated at the First Checkpoint Date, but less than $38,850,000 (the “EBITDA Target”), then a portion of the Escrowed Shares will be released to the GreenRock Shareholders in an amount equal total number of Escrowed Shares multiplied by a fraction, the numerator of which is amount by which the 2024 Adjusted EBITDA of GreenRock exceeds the EBITDA Minimum, and the denominator of which is $14,502,000, minus the number of Escrowed Shares released in connection with the First Checkpoint Date (if any); provided that any remaining unreleased Escrowed Shares will be forfeited by the GreenRock Shareholders, surrendered to Holdings for no consideration, and cancelled; or

c)	GreenRock’s Adjusted EBITDA for the 2024 fiscal year is equal to or greater than the EBITDA Target, then all remaining Escrowed Shares will be released to the GreenRock Shareholders.

In each case, GreenRock’s “Adjusted EBITDA” means GreenRock’s earnings before interest, taxes, depreciation or amortization, calculated in accordance with IFRS, plus 70% of the net sale price reflected in any signed letters of intent entered into by GreenRock and a third party in good faith and on prevailing market terms for the sale of GreenRock’s assets.

Representations and Warranties

The GreenRock Merger Agreement contains a number of representations and warranties by each of ClimateRock, Holdings, the Merger Subs and GreenRock as of the date of the GreenRock Merger Agreement and as of the consummation of the transactions contemplated by the GreenRock Merger Agreement (the “Closing”). Many of the representations and warranties are qualified by materiality or Material Adverse Effect. “Material Adverse Effect” as used in the GreenRock Merger Agreement means with respect to any specified person or entity, any fact, event, occurrence, change or effect that has had, or would reasonably be expected to have, individually or in the aggregate, a material adverse effect upon (a) the business, results of operation or financial condition of such person and its subsidiaries, taken as a whole, or (b) the ability of such person or any of its subsidiaries to consummate the Transactions, in each case subject to certain customary exceptions. Certain of the representations are subject to specified exceptions and qualifications contained in the GreenRock Merger Agreement or in information provided pursuant to certain disclosure schedules to the GreenRock Merger Agreement.

No Survival

The representations and warranties of the parties contained in the GreenRock Merger Agreement terminate as of, and do not survive, the Closing, and there are no indemnification rights for another party’s breach, except that fraud claims survive indefinitely and the covenants and agreements relevant to the Closing and any agreements or covenants which by their terms contemplate performance after the Closing. The covenants and agreements of the parties contained in the GreenRock Merger Agreement do not survive the Closing, except those covenants and agreements to be performed after the Closing, which covenants and agreements will survive until fully performed.

Covenants of the Parties

Each party agreed in the GreenRock Merger Agreement to use its commercially reasonable efforts to affect the Closing. The GreenRock Merger Agreement also contains certain customary covenants by each of the parties during the period between the signing of the GreenRock Merger Agreement and the earlier of the Closing or the termination of the GreenRock Merger Agreement in accordance with its terms, as well as certain customary covenants, such as confidentiality and publicity that will continue after the termination of the Agreement.

The GreenRock Merger Agreement and the consummation of the transactions contemplated thereby requires the approval of both ClimateRock’s and GreenRock’s respective shareholders. In connection with the Mergers, ClimateRock and Holdings have prepared, with the assistance, cooperation and reasonable best efforts of GreenRock, and filed with the SEC a registration statement on Form F-4 (as amended, the “Registration Statement”) containing a proxy statement/prospectus registering the Holdings securities to be issued under the GreenRock Merger Agreement to the holders of ClimateRock and GreenRock securities in the Mergers under the Securities Act of the 1933, as amended (the “Securities Act”), and soliciting proxies from ClimateRock shareholders for use at the Extraordinary General Meeting to approve the GreenRock Merger Agreement and the transactions contemplated thereby and related matters (the “ClimateRock Shareholder Approval”). The prospectus/ proxy statement will also be used as an information statement by GreenRock in connection with the consideration and vote by its shareholders on the Company Merger.

Each of the Parties also agreed not to solicit or enter into any alternative competing transactions during the period from the date of the GreenRock Merger Agreement and continuing until the earlier of the termination of the GreenRock Merger Agreement or the Closing.

The Parties also agreed to take all necessary action so that the board of directors of Holdings following the Closing will consist of seven individuals, a majority of whom shall be independent directors in accordance with Nasdaq requirements. The post-Closing board of Holdings will be a classified board with three classes of directors, with (I) one class of directors, the Class I Directors, initially serving a one (1) year term, (II) a second class of directors, the Class II Directors, initially serving a two (2) year term, and (III) a third class of directors, the Class III Directors, serving a three (3) year term with one Class III Director is to be designated by ClimateRock. Following the initial term of each class, each such class will serve for a three (3) year term.

Conditions to Closing

The GreenRock Merger Agreement contains conditions to Closing, including the following mutual conditions of the parties (unless waived): (i) approval of the shareholders of ClimateRock and the shareholders of GreenRock; (ii) consent, approval, waiver, authorization or permit of, or notice to or declaration or filing with any governmental authorities or any third party; (iii) expiration of the applicable waiting period under any antitrust laws; (iv) no law or order preventing or prohibiting the Mergers or the other transactions contemplated by the GreenRock Merger Agreement; (v) no pending litigation to enjoin or restrict the consummation of the Closing; (vi) the registration statement of which the proxy statement/prospectus forms a part having been declared effective by the SEC; (vii) the Holdings Ordinary Shares having been have been approved for listing on Nasdaq, (viii) ClimateRock and GreenRock having entered into a registration rights agreement in a mutually agreed upon form, and (ix) ClimateRock and GreenRock the parties having entered into an escrow agreement in a mutually agreed upon form, and (x) the redemption of the ClimateRock Class A Ordinary Shares having been completed in accordance with the terms of ClimateRock’s organizational documents.

In addition, unless waived by GreenRock, the obligations of GreenRock to consummate the Business Combination are subject to the satisfaction of the following additional Closing conditions, in addition to the delivery by ClimateRock of customary certificates and other Closing deliverables: (i) the representations and warranties of the ClimateRock Parties being true and correct as of the date of the GreenRock Merger Agreement and the Closing, except to the extent made as of a particular date (subject to certain materiality qualifiers); (ii) the ClimateRock Parties having performed in all material respects all of their respective obligations and complied in all material respects with their respective covenants and agreements under the GreenRock Merger Agreement required to be performed or complied with by them on or prior to the date of the Closing; (iii) the absence of any Material Adverse Effect with respect to ClimateRock since the date of the GreenRock Merger Agreement; (iv) the loans made to ClimateRock by U.N. SDG Support LLC (“Sponsor”) or any affiliate of Sponsor of Sponsor shall have been repaid in full, (v) all outstanding transaction expenses shall have been paid, (vi) GreenRock having received lock-up agreements, in a mutually agreed upon form, signed by Sponsor and each of the holders of ClimateRock’s private warrants, (vii) ClimateRock having at least $15,000,000 in available cash on the Closing Date, and (viii) Holdings shall have amended and restated its Memorandum and Articles of Association in a form to be mutually agreed upon by the ClimateRock and GreenRock.

Unless waived by ClimateRock, the obligations of the ClimateRock Parties to consummate the Transaction are subject to the satisfaction of the following additional Closing conditions, in addition to the delivery by GreenRock of customary certificates and other Closing deliverables: (i) the representations and warranties of GreenRock being true and correct as of the date of the GreenRock Merger Agreement and the Closing, except to the extent made as of a particular date (subject to certain materiality qualifiers); (ii) GreenRock having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the GreenRock Merger Agreement required to be performed or complied with or by it on or prior to the date of the Closing; (iii) the absence of any Material Adverse Effect with respect to the GreenRock since the date of the GreenRock Merger Agreement; (iv) ClimateRock having received executed employment agreements, on mutually agreed upon forms, with each of the Chief Executive Officer, Chief Financial Officer and General Counsel of GreenRock, (v) ClimateRock having received lock-up agreements, in a mutually agreed upon form, relating to the Holdings Ordinary Shares signed by the GreenRock Shareholders, and (vi) ClimateRock having received a fairness opinion for the Transactions from an investment bank of its choosing.

Termination

The GreenRock Merger Agreement may be terminated at any time prior to the Closing by either ClimateRock or GreenRock if the Closing does not occur by March 31, 2024, or such other date as may be extended pursuant to the GreenRock Merger Agreement.

The Merger Agreement may also be terminated under certain other customary and limited circumstances at any time prior the Closing, including, among other reasons: (i) by mutual written consent of ClimateRock and GreenRock; (ii) by written notice by either ClimateRock or GreenRock if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the Transactions, and such order or other action has become final and non-appealable; (iii) by written notice by GreenRock for ClimateRock’s uncured breach of the GreenRock Merger Agreement, resulting in the failure of a representation, warranty, or covenant contained in the GreenRock Merger Agreement (subject to Material Adverse Effect); (iv) by written notice by ClimateRock for the uncured breach of the GreenRock Merger Agreement by GreenRock, resulting in the failure of a representation, warranty, or covenant contained in the GreenRock Merger Agreement (subject to Material Adverse Effect); (v) by ClimateRock, if there shall have been a Material Adverse Effect on GreenRock and its subsidiaries following the date of GreenRock Merger Agreement which is uncured and continuing; and (vi) by either ClimateRock or GreenRock if ClimateRock holds its shareholder meeting to approve the GreenRock Merger Agreement and the Transactions, and such approval is not obtained.

If the GreenRock Merger Agreement is terminated, all further obligations of the parties under the GreenRock Merger Agreement (except for certain obligations related to public announcements, confidentiality, effect of termination, fees and expenses, trust fund waiver, and customary miscellaneous provisions) will terminate, no party to the GreenRock Merger Agreement will have any further liability to any other party thereto except for liability for fraud or for willful breach of the GreenRock Merger Agreement prior to termination.

Trust Account Waiver

GreenRock agreed that it will not have any right, title, interest or claim of any kind in or to any monies in ClimateRock’s trust account held for its public shareholders, and has agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom).

A copy of the GreenRock Merger Agreement is filed as Exhibit 2.3 to this Report and is incorporated herein by reference, and the foregoing description of the GreenRock Merger Agreement and the GreenRock Business Combination are qualified in its entirety by reference thereto.

Voting and Support Agreements

Simultaneously with the execution and delivery of the GreenRock Merger Agreement, ClimateRock and GreenRock have entered into Voting and Support Agreements (collectively, the “Voting Agreements”) with certain shareholders of GreenRock required to approve the Transactions. Under the Voting Agreements, each GreenRock shareholder party thereto agreed to vote all of such shareholder’s GreenRock ordinary shares in favor of the GreenRock Merger Agreement and the related transactions. The GreenRock members also agree to take certain other actions in support of the GreenRock Merger Agreement and related transactions and refrain from taking actions that would adversely affect such GreenRock member’s ability to perform its obligations under the Voting Agreement. The Voting Agreements prevent transfers of the GreenRock interests held by such GreenRock members party thereto between the date of the Voting Agreement and the date of Closing, except for certain permitted transfers where the recipient also agrees to comply with the Voting Agreement.

A copy of the form of Voting Agreement is filed as Exhibit 10.32 to this Report and is incorporated herein by reference, and the foregoing description of the form of Voting Agreement is qualified in its entirety by reference thereto.

Sponsor Support Agreement

Simultaneously with the execution and delivery of the GreenRock Merger Agreement, ClimateRock and GreenRock have entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) with the Sponsor. Under the Sponsor Support Agreement, the Sponsor agreed to vote all of its ClimateRock Ordinary Shares in favor of the GreenRock Merger Agreement and the related transactions. The Sponsor also agree to take certain other actions in support of the GreenRock Merger Agreement and related transactions and refrain from taking actions that would adversely affect its ability to perform its obligations under the Sponsor Support Agreement. The Sponsor Support Voting Agreements prevent transfers of the GreenRock interests held by such GreenRock members party thereto between the date of the Voting Agreement and the date of Closing, except for certain permitted transfers where the recipient also agrees to comply with the Voting Agreement.

A copy of the form of Sponsor Support Agreement is filed as Exhibit 10.32 to this Report and is incorporated herein by reference, and the foregoing description of the form of Voting Agreement is qualified in its entirety by reference thereto.

Special Committee

The GreenRock Merger Agreement and the Related Agreements were negotiated on behalf of ClimateRock by a special committee of disinterested directors.

Other than as specifically discussed, this Report does not assume the closing of the GreenRock Business Combination.

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

Past performance by the members of our management team in their other endeavors or the other entities with which they are or have been affiliated is not a guarantee of future success. We cannot assure our shareholders that any business combination we consummate will be successful. Our shareholders should not rely on the historical record of our management team’s performance, or the performance of any other entities with which our management team is or has been affiliated, as indicative of our future performance or how an investment in our Company will perform or the returns our Company will, or is likely to, generate going forward.

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

Business Combination Criteria

Our business combination criteria is not limited to a particular industry sector. However, with the experience of our management team, we are focused on acquiring an initial business combination target in the sustainable energy industry in the OECD countries, specifically within climate change, environment, renewable energy and emerging, clean technologies. Our management team identifies targets, such as GreenRock, that are valuable opportunities and/or in need of strategic growth capital, will benefit from becoming publicly listed, may require refined business approaches to unlock additional value, or may need to repurchase debt, pursue strategic acquisitions or secure working capital.

Aligned with our business and investment strategies, we have identified the following criteria that we believe are important and that use in evaluating initial business combinations. While we utilize these criteria in evaluating initial business combinations, including the GreenRock Business Combination, no individual criterion entirely determines our decision to pursue a particular opportunity. Further, any particular initial business combination that we ultimately pursue may not meet one or more of these criteria. In assessing prospective targets, we may consider various criteria, including whether such prospects:

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that meets some, but not all of the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC, such as the GreenRock Registration Statement.

Competitive Strengths

We believe the sourcing, valuation, diligence, and execution capabilities of our management team provides us with a significant pipeline of opportunities from which to evaluate and select an initial business combination that will benefit from our expertise.

●	Strong Management Team. We leverage the extensive experience of our management team, all of whom have been involved at various levels in acquisitions, financings, and advisory transactions, and have significant experience investing in a variety of economic cycles and jurisdictions, with a track record of identifying high-quality assets with opportunities for optimization. We believe our management team’s ability to originate, effectively diligence, and creatively and thoughtfully structure transactions generate attractive risk-adjusted returns for investors. We believe we benefit from our management team’s successful track record in corporate finance, including Mr. Regnarsson’s and Mr. Ratelband V’s respective experience serving as general partners, corporate executives or board members for both public and private companies.

●	Broad Sourcing Channels and Leading Industry Relationships. We believe the capabilities and relationships associated with our management team provide us with a differentiated pipeline of attractive initial business combination opportunities that could be difficult for other market participants to replicate.

●	Underwriting, Execution, and Structuring Capabilities. Our management team applies to our targets a rigorous analytical review and diligence process that its individual members apply or have applied in their current or past professional experiences. The sensitivity of financial and operational drivers to external factors is a key component of evaluating investment opportunities and pricing risk. We believe our investment discipline allows us to identify opportunities where our management team can create shareholder value, which may include operational or capital structure improvements, as well as the introduction of new technologies and/or products to drive growth.

●	Public Company Operating Expertise. As a result of serving as executive officers and directors of and financial and operating advisors to publicly traded companies, our management team has substantial experience in navigating the challenges of operating as a public company. We anticipate that one or more members of our management team or board would remain on the board of the Company post initial business combination. Per Regnarsson, our Chief Executive Officer and a director, and Charles Ratelband, our Executive Chairman, are expected to serve as directors of Pubco following the consummating of the GreenRock Business Combination.

●	Renewable Infrastructure Operating Expertise. Our management team brings with it extensive experience in owning and operating assets across a range of renewable energy sectors and technologies including (but not limited to) onshore and offshore wind, solar photovoltaics, biofuels, battery storage projects and hydrogen. Such practical grounding across the sectors gives management a considerable advantage in evaluating and executing on acquisition opportunities and extracting full operating and financial value from a variety of potential projects.

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

We have until May 2, 2024, as approved at the 2023 EGM on April 27, 2023, to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by such time, we may extend the period of time to consummate a business combination. Our shareholders will be entitled to vote or redeem their shares in connection with any such extension. Our shareholders will also be entitled to vote and redeem their shares in connection with a general meeting held to approve an initial business combination or in a tender offer undertaken in connection with such an initial business combination. Pursuant to the terms of our amended and restated memorandum and the trust agreement entered into between us and Continental, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, would have been required to deposit into the trust account $787,500 ($0.10 per unit, up to an aggregate of $1,575,000) on or prior to the date of the applicable deadline, for each of the two three-month extensions from May 2, 2023 to November 2, 2023 (the “Paid Extensions”).

In connection with the 2023 EGM, our amended and restated memorandum and articles of association was amended to remove this requirement. Instead, the sponsor has agreed to contribute to us as a loan of $75,000 for each calendar month (commencing on May 2, 2023 and ending on the 1st day of each subsequent month), or portion thereof, that is needed by us to complete an initial business combination from May 2, 2023 until May 2, 2024 (or such earlier date as determined by the board of directors in its sole discretion). Any such loans are non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we will, at the option of our sponsor, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate an initial business combination within such time period, we will redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to liquidate and dissolve. We expect the pro rata redemption price to be approximately $11.06 per Class A ordinary share, without taking into account any interest earned on such funds. However, we cannot assure our shareholders that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding share capital, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of GreenRock was substantially in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.

Our Business Combination Process

In evaluating prospective business combinations, such as the GreenRock Business Combination, we conduct a thorough due diligence review process that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

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

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team devotes in any time period varies based on the current stage of the business combination process.

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

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their share capital, shares or other equity interests in the target business for our ordinary shares (or shares of a new holding company) or for a combination of our ordinary and cash, allowing us to tailor the consideration to the specific needs of the sellers. See “GreenRock Business Combination” above regarding the consideration to be paid in the GreenRock Business Combination.

Although there are various costs and obligations associated with being a public company, we believe target businesses, such as GreenRock, will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, such as the GreenRock Business Combination, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

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

We will remain an emerging growth company until the earlier of (1) (a) December 31, 2027 (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

With funds available for an initial business combination in the amount of $28,508,214 (as of December 31, 2023 and assuming no redemptions) available to us before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

See “GreenRock Business Combination” above for more information regarding the agreements related to the GreenRock Business Combination.

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

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. While GreenRock is not an affiliated with our sponsor, officers or directors, in the event we do not consummate the GreenRock Business Combination and seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure our shareholders that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, such as GreenRock, we conduct a thorough due diligence review, which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

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

Limited Ability to Evaluate the Target Business’ Management

Although we scrutinize the management of a prospective target business, including the management of GreenRock, when evaluating the desirability of effecting a business combination, and we plan to do so if the GreenRock Business Combination is not consummated and we seek other business combination opportunities, we cannot assure our shareholders that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure our shareholders that the future management will have the necessary skills, qualifications or abilities to manage a public company. While Per Regnarsson, our Chief Executive Officer and a director, and Charles Ratelband, our Executive Chairman, are expected to serve as directors of Pubco following the consummating of the GreenRock Business Combination, the future role of our officers and directors, if any, in the target business following a business combination otherwise cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full-time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure our shareholders that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure our shareholders that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) (as is the case with the GreenRock Business Combination), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its share. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. Regardless of whether we seek shareholder approval or engage in a tender offer, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately after the consummation and, if we seek shareholder approval, only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets immediately after the consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait 24 months from the closing of our initial public offering in order to be able to receive a pro rata share of the trust account.

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

We may also elect to seek to extend the deadline by which we must consummate our initial business combination. Such an extension requires the approval of our public shareholders to amend our amended and restated memorandum and articles of association, who will be provided the opportunity to at that time to redeem all or a portion their shares (which would likely have a material adverse effect on the amount held in our trust account and other adverse effects on our Company, such as our ability to maintain our listing on Nasdaq).

See “GreenRock Business Combination” above for more information regarding the requisite approvals needed in the GreenRock Business Combination.

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

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is approximately $11.06 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination. We will also provide this opportunity to our public shareholders should we seek approval to further amend our amended and restated memorandum and articles of association to extend the deadline by which we are required to consummate our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination, such as the GreenRock Business Combination, either (i) in connection with a general meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement.

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

We may, however, elect to seek to extend the deadline by which we must consummate our initial business combination. Such an extension requires the approval of our public shareholders to amend our amended and restated memorandum and articles of association, who will be provided the opportunity to at that time to redeem all or a portion their shares (which would likely have a material adverse effect on the amount held in our trust account and other adverse effects on our Company, such as our ability to maintain our listing on Nasdaq). Our sponsor may also explore transactions under which it would sell its interest in our company to another management team.

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

See “Recent Developments - GreenRock Business Combination” above for more information regarding the redemption process for the GreenRock Business Combination.

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

If the GreenRock Business Combination is not completed, we may continue to try to complete an initial business combination with a different target until May 2, 2024.

Time to Complete Business Combination

We will have up to 24 months from the closing of our initial public offering, or until May 2, 2024, to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by such time, we may extend the period of time to consummate a business combination. Our shareholders will be entitled to vote or redeem their shares in connection with any such extension. Our shareholders will also be entitled to vote and redeem their shares in connection with a general meeting held to approve an initial business combination or in a tender offer undertaken in connection with an initial business combination if we propose such a business combination. Pursuant to the terms of our memorandum and articles of association and the trust agreement entered into between us and Continental, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, would have been required to deposit into the trust account $787,500 ($0.10 per unit, up to an aggregate of $1,575,000) on or prior to the date of the applicable deadline, for the Paid Extensions. In connection with the 2023 EGM, our amended and restated memorandum and articles of association was amended to remove this requirement. Instead, the sponsor has agreed to contribute to us as a loan of $75,000 for each calendar month (commencing on May 2, 2023 and ending on the 1st day of each subsequent month), or portion thereof, that is needed by us to complete an initial business combination from May 2, 2023 until May 2, 2024 (or such earlier date as determined by the board of directors in its sole discretion). Any such loans are non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we will, at the option of our sponsor, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate an initial business combination within such time period, we will redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to liquidate and dissolve. We expect the pro rata redemption price to be approximately $11.06 per Class A ordinary share, without taking into account any interest earned on such funds. However, we cannot assure our shareholders that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

Liquidation if No Business Combination

If we have not completed the GreenRock Business Combination or another initial business combination by May 2, 2024, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within 24 months from the closing of our initial public offering, or May 2, 2024.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by May 2, 2024. However, if our sponsor, officers or directors acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted time.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, or by May 2, 2024 or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or immediately after the consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts outside the trust account, although we cannot assure our shareholders that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any franchise and income tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $11.06. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure our shareholders that the actual per-share redemption amount received by shareholders will not be substantially less than $11.06.

Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. UHY, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure our shareholders that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.15 per public share. In such event, we may not be able to complete our initial business combination, and our shareholders would receive such lesser amount per share in connection with any redemption of their public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure our shareholders that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure our shareholders that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.15 per public share.

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $800,000 from the proceeds of our initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure our shareholders we will be able to return $10.15 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure our shareholders that claims will not be brought against us for these reasons.

Our public shareholders are entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend any provisions of our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 101.5% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, or by May 2, 2024 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination within 24 months from the closing of our initial public offering, or by May 2, 2024, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the initial business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights as described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated memorandum and articles of association provides, among other things, that:

●	we shall either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately after such consummation and, if we seek shareholder approval, only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company;

●	if our initial business combination is not consummated within 24 months from the closing of our initial public offering, or by May 2, 2024, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our company;

●	upon the consummation of our initial public offering $79,931,250 was placed into the trust account;

●	we may not consummate any other business combination, merger, share exchange, asset acquisition, share purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure our shareholders that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We currently maintain our principal executive offices at 25 Bedford Square, London, WC1B 3HH, United Kingdom. The cost for this space is included in the up to $10,000 per-month aggregate fee to be paid to an affiliate of our sponsor for general and administrative services pursuant to the Administrative Services Agreement between us and our sponsor. We believe, based on rents and fees for similar services in the Cayman Islands that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, public shares, public rights and public warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, such as this Report, will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure our shareholders that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

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

We will remain an emerging growth company until the earlier of (1) (a) December 31, 2027, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

ITEM 1A. RISK FACTORS.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company and an early state company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination, including the GreenRock Business Combination, in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses, such as GreenRock, may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination, including the GreenRock Business Combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	our shareholders may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and our shareholders will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	if we do not consummate the GreenRock Business Combination, we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $11.06 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public shareholders may receive only approximately $11.06 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

●	market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a business combination;

●	if our initial business combination involves a company organized under the laws of a state of the United States, it is possible the Excise Tax will be imposed on us in connection with redemptions of our ordinary shares after or in connection with such initial business combination;

●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects;

●	military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of the potential target companies, which could make it more difficult for us to consummate an initial business combination;

●	there is substantial doubt about our ability to continue as a “going concern”;

●	there is a minor but non-zero risk of adverse regulatory changes in the geographies of operation which would inhibit the development of solar energy projects in those regions; and

●	technological breakthroughs that deem solar energy substantially less profitable could be highly detrimental to business post combination.

We may seek to further extend the Combination Period, which could have a material adverse effect on the amount held in our trust account and other adverse effects on our Company.

We may seek to further extend the Combination Period. Such an extension would require the approval of our public shareholders, who will be provided the opportunity to redeem all or a portion their public shares. Such redemptions will likely have a material adverse effect on the amount held in our trust account, our capitalization, principal shareholders and other impacts on our Company or management team, such as our ability to maintain our listing on Nasdaq.

Cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with whom we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. Any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On January 24, 2024, the SEC adopted the 2024 SPAC Rules requiring, among other matters, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and business combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for business combination registration statements.

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the 2024 SPAC Rules and related guidance may (i) increase the costs of and the time needed to negotiate and complete an initial business combination and (ii) constrain the circumstances under which we could affect our ability to complete an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

The SEC’s adopting release with respect to the 2024 SPAC Rules provided guidance relating to the potential status of SPACs as investment companies subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company is dependent on specific facts and circumstances and we can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including (i) restrictions on the nature of our investments; and (ii) restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including: (i) registration as an investment company; (ii) adoption of a specific form of corporate structure; and (iii) reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are mindful of the SEC’s investment company definition and guidance and intend to complete an initial business combination with an operating business, and not with an investment company, or to acquire minority interests in other businesses exceeding the permitted threshold.

We do not believe that our business activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account are invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may, at any time, instruct Continental, as trustee of the trust account, to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account at a bank.

Pursuant to the trust agreement entered into between us and Continental, Continental is not permitted to invest in securities or assets other than as described above. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intended to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering was not intended for persons who were seeking a return on investments in government securities or investment securities. The trust account is intended solely as a temporary depository for funds pending the earliest to occur of: (i) the completion of our initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (x) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period; or (y) with respect to any other provision relating to the rights of holders of shares of our Class A ordinary shares or pre-initial business combination activity; or (iii) absent an initial business combination within the Combination Period, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares.

We are aware of litigation claiming that certain SPACs should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $11.06 per public share upon the liquidation of our trust account and our warrants and rights will expire worthless.

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

As a result of material weaknesses in our internal control over financial reporting which resulted in the classification errors described above, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2023. We have taken a number of measures designed to remediate such material weaknesses, however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

For additional risks relating to our operations, other than as set forth above, see the section titled “Risk Factors” contained in (i) our IPO Registration Statement (ii) 2022 Annual Report, (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2023, June 30, 2023, March 31, 2023, September 30, 2022, and June 30, 2022, as filed with the SEC on November 14, 2023 and amended on March 14, 2024, August 14, 2023 and amended on March 14, 2024, May 8, 2023 and amended on March 14, 2024, November 9, 2022 and amended on December 21, 2022 and March 14, 2024, and August 11, 2022 and amended on March 14, 2024, respectively, and (iv) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on April 11, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks relating to GreenRock and the GreenRock Business Combination, please see the GreenRock Registration Statement on Form F-4 filed with the SEC by Pubco on January 26, 2024.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

As a blank check company, we do not have any operations and our sole business activity has been to search for and consummate a business combination. However, because we have investments in our trust account and bank deposits and we depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our initial public offering.

ITEM 2. PROPERTIES.

Our executive offices are located at 25 Bedford Square, London, WC1B 3HH, United Kingdom, and our telephone number is +44 730 847 5096. The cost for our use of this space is included in the $10,000 per month fee we pay to Gluon Group for office space and administrative and support services pursuant to the Administrative Services Agreement. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market Information

Our units, public shares, public warrants and public rights are each traded on Nasdaq under the symbols “CLRCU”, “CLRC”, “CLRCW”, and “CLRCR”, respectively. Our units commenced public trading on May 2, 2022, and our public shares, public warrants, and public rights commenced separate public trading on June 2, 2022.

(b)	Holders

On March 18, 2024, there was one holder of record of our units, two holders of record of our Class A ordinary shares, one holder of record of our warrants and one holder of record of our rights.

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

On March 31, 2023, we issued an aggregate of 1,968,749 Class A ordinary shares to the sponsor, upon the conversion of an equal number of Class B ordinary shares held by the sponsor in the founder share conversion. The 1,968,749 Class A ordinary shares issued in connection with the founder share conversion are subject to the same restrictions as applied to the Class B ordinary shares before the founder share conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the IPO Registration Statement; consequently, the Class A ordinary shares issued in connection with the founder share conversion are not registered under the Securities Act and remain unregistered until registration is demanded by the sponsor pursuant to a letter agreement we entered into with our Sponsor, officers and directors. Following the founder share conversion and the redemptions in connection with the approval of the Extension Amendment, (i) there were (i) 4,664,012 Class A ordinary shares issued and outstanding and one Class B ordinary share issued and outstanding, and (ii) the sponsor held 42.21% of the outstanding Class A ordinary shares.

(f)	Use of Proceeds from the Initial Public Offering

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

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

As of December 31, 2023, the Company had not yet commenced any operations. All activity through December 31, 2023 relates to the Company’s formation and our initial public offering, which is described below, and post-offering activities in search for a target to consummate an initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the initial public offering. The Company has selected December 31 as its fiscal year end.

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

Our initial Shareholders have agreed (a) to vote their founder shares and any public shares purchased during or after the initial public offering in favor of an initial business combination, (b) not to propose an amendment to the Company’s amended and restated memorandum and articles of association with respect to the Company’s pre-business combination activities prior to the consummation of an initial business combination unless the Company provides dissenting public shareholders with the opportunity to redeem their public shares in conjunction with any such amendment; (c) not to redeem any shares (including the founder shares) into the right to receive cash from the trust account in connection with a shareholder vote to approve an initial business combination (or to sell any shares in a tender offer in connection with an initial business combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the amended and restated memorandum and articles of association relating to shareholders’ rights of pre-business combination activity and (d) that the founder shares and the private placement warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if an initial business combination is not consummated. However, the initial shareholders will be entitled to liquidating distributions from the trust account with respect to any public shares purchased during or after the initial public offering if the Company fails to complete its initial business combination.

Extension of our Combination Period

On April 27, 2023, we held the 2023 EGM and approved, among other things, an amendment to the our amended and restated memorandum and articles of association to (i) extend the date by which the we would be required to consummate a business combination from November 2, 2023 to May 2, 2024 (or such earlier date as determined by our board of directors in its sole discretion) and (ii) to permit our board of directors, in its sole discretion, to elect to wind up our operations on, or on an earlier date than May 2, 2024 (including prior to May 2, 2023).

We may, however, seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of our public shareholders, who will be provided the opportunity to redeem all or a portion of their public shares. Such redemptions will likely have a material adverse effect on the amount held in our trust account, our capitalization, principal shareholders and other impacts on our company or management team, such as our ability to maintain our listing on Nasdaq. Our sponsor may also explore transactions under which it would sell its interest in our company to another management team.

Founder Share Conversion

On March 31, 2023, we issued an aggregate of 1,968,749 Class A ordinary shares to the sponsor, upon the conversion of an equal number of Class B ordinary shares held by the sponsor in the founder share conversion. The 1,968,749 Class A ordinary shares issued in connection with the founder share conversion are subject to the same restrictions as applied to the Class B ordinary shares before the founder share conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the IPO Registration Statement. Following the founder share conversion and the redemptions in connection with approval of the Extension Amendment, (i) there were (i) 4,664,012 Class A ordinary shares issued and outstanding and one Class B ordinary share issued and outstanding, and (ii) the sponsor held 42.21% of the outstanding Class A ordinary shares.

Termination of the EEW Business Combination

On October 6, 2022, we entered into the EEW Business Combination Agreement, which was amended on August 3, 2023, to, among other things, (i) extend the date that either our Company or EEW could terminate the EEW Business Combination Agreement if the closing did not occur by September 30, 2023, and (ii) provide for a contingent earn out of USD $150,000,000 in shares based on the achievement of a 2023 revenue milestone of USD $52,000,000.

On November 29, 2023, we notified EEW that we had elected to terminate the EEW Business Combination Agreement among effective immediately, pursuant to Section 9.1(b) and 9.2 thereof, since the conditions to the closing of the initial business combination were not satisfied or waived by the outside date of September 30, 2023. As a result, the EEW Business Combination Agreement is of no further force and effect, except for certain specified provisions in the Business Combination Agreement, which shall survive the termination and remain in full force and effect in accordance with their respective terms.

GreenRock Business Combination

On December 30, 2023, we entered into the GreenRock Merger Agreement with GreenRock, Pubco, Company Merger Sub and SPAC Merger Sub. Pursuant to the GreenRock Merger Agreement, subject to the terms and conditions set forth therein, (i) SPAC Merger Sub will merge with and into our Company, with our Company continuing as the surviving entity and wholly-owned subsidiary of Pubco, in connection with which all of our existing securities will be exchanged for rights to receive securities of Pubco as set forth in the GreenRock Merger Agreement, and (ii) Company Merger Sub will merge with and into GreenRock, with GreenRock continuing as the surviving entity and wholly-owned subsidiary of Pubco.

For a full description of the GreenRock Merger Agreement and the proposed GreenRock Business Combination, please see “Item 1. Business”.

Results of Operations

Our entire activity since inception up to December 31, 2023 is related to our formation and our initial public offering, and we will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate nonoperating income in the form of interest income from the proceeds derived from the initial public offering. We also expect to incur increased expenses as a result of becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in search for a target to consummate an initial business combination.

For the year ended December 31, 2023, the Company reported net income of $483,430, comprised of $2,134,446 of dividend income earned in the trust account and $190 of interest income offset by formation and operating costs of $1,528,302.

For the year ended December 31, 2022, the Company reported a net loss of $675,874, comprised of $1,107,852 of dividend income earned in the trust account offset by foreign exchange loss of $15,579 and formation and operating costs of $1,666,924.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Liquidity, Capital Reserves and Going Concern

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

On September 21, 2022, we entered into a loan agreement with Eternal in the principal amount of up to $180,000, on an unsecured basis and bearing no interest. The Second Eternal Loan is available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is March 31, 2024. As of December 31, 2023, the outstanding balance of the Second Eternal Loan was $170,603 and no interest was accrued.

Additionally, on November 12, 2022, we entered into a loan agreement with Eternal in the principal amount of up to $300,000, on an unsecured basis and bearing no interest. The Third Eternal Loan is available to be drawn down from November 12, 2022 to March 31, 2024, and its maturity date is March 31, 2024. As of December 31, 2023, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, we entered into a loan agreement with Eternal in the principal amount of up to $50,000, on an unsecured basis and bearing no interest. The Fourth Eternal Loan is available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is March 31, 2025. As of December 31, 2023, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

On April 12, 2023, the Company entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest. The Fifth Eternal Loan is available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date of the loan is the earlier of May 1, 2024 or the date of the consummation of the initial business combination of the Company. As of December 31, 2023, the Company borrowed an additional $153,619 beyond the initial terms of the loan and the outstanding balance of the Fifth Eternal Loan was $653,619 and no interest was accrued.

On November 1, 2023, the Company entered into a loan agreement with Eternal in the principal amount of up to $335,000 on an unsecured basis and bearing no interest. The Sixth Eternal Loan was available to be drawn down from November 1, 2023 and its maturity date is the earlier of August 1, 2024 or the date of the initial business combination of the Company. As of December 31, 2023, the Company borrowed an additional $22,302 beyond the initial terms of the loan and the outstanding balance of the Sixth Eternal Loan was $357,302 and no interest was accrued.

On November 1, 2023, the Company and Eternal agreed to the Eternal Loan Amendment requiring that in the event that Company does not repay each of the Second Eternal Loan, Third Eternal Loan, Fourth Eternal Loan, and Fifth Eternal Loan within 30 days of the consummation of the initial business combination of the Company, the Company will pay an interest of five percent (5%) per month to Eternal until the date of repayment of each loan.

On May 2, 2023, the Company issued the Extension Note in the aggregate principal amount of $900,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments in lieu of Paid Extensions for the benefit of each Public Share that was not redeemed in connection with the Extension Amendment. The Sponsor agreed to pay $75,000 per month until the completion of an initial business combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by the Company’s board of directors in its sole discretion). The Extension Note bears no interest during the drawdown period of the note and is repayable in full upon the earlier of (a) the date of the consummation of the initial business combination, and (b) the date of the Company’s liquidation. Per the Extension Note Amendment, if the Company does not repay the Extension Note within five days of the maturity date, five percent (5%) interest per month will accrue on the unpaid principal balance until the Extension Note is fully repaid. At any time prior to the payment in full of the principal balance of the convertible promissory note, the sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants (the “Conversion Warrants”) at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the private placement warrants issued by the Company at the initial public offering. The Company has determined that the fair value of the Extension Note is par value. As of December 31, 2023, the outstanding balance of the Extension Note was $600,000 and no interest was accrued.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023.

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

Transaction Expenses

On May 31, 2022, the Company entered into an agreement (the “EGS Agreement”) with Ellenoff, Grossman & Schole LLP to act as U.S. securities council to the Company in connection with pending acquisition targets for the Company to acquire consistent with its initial public offering and assist in U.S. securities work related to the initial business combination. The fee structure for this agreement permits bills to be paid in installments and/or deferred to closing, with any balance owed at the closing of the initial business combination to be subject to a certain premium. As of December 31, 2023 and 2022, the total outstanding billed amount for services provided by EGS is $892,784 and $634,055 of which $446,392 and $317,027 (50% of the outstanding balance), respectively is considered outstanding per the terms of the EGS Agreement and is included in accrued liabilities on the Consolidated Balance Sheet. As the initial business combination cannot be deemed probable as of December 31, 2023 and 2022, respectively and payment of the deferred portion of the outstanding balance is contingent upon a successful initial business combination, no amount was accrued for the deferred portion of the outstanding amount or the premium.

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

Administrative Service Fee

We entered into the Administrative Services Agreement on April 27, 2022 under which our sponsor agreed to perform certain services for us for a monthly fee of $10,000. On May 2, 2022, our sponsor entered into an assignment agreement with Gluon Group, an affiliate of our Company, to provide the services detailed in the Administrative Service Agreement. An officer of our Company owns 505 shares of Gluon Group and serves as managing partner. As of December 31, 2023, $39,187 has been paid to Gluon Group for such services and an additional $184,941 has been accrued.

Advisory Services

On September 21, 2022, we entered into the Gluon Letter Agreement with Gluon Partners to pay the Gluon Success Fee upon completion of one or more successful transactions. We will pay Gluon Partners a Gluon Success Fee of $500,000 upon completion of one or more transactions with an aggregate purchase price of less than $400,000,000; and, an additional $500,000 upon completion of one or more transactions with an aggregate purchase price of more than $400,000,000. This means the total remuneration for transactions with a purchase price more than $400,000,001 would be $1,000,000. A transaction’s purchase price will correspond to the price paid to the sellers of the applicable target, including cash, debt, and equity funded payments. Each Gluon. Success Fee will be payable upon consummation of the applicable transaction, regardless of (i) the calendar for the payment of the purchase price, (ii) how the purchase price is funded, (iii) any deferred payment subsequent to consummation of the transaction, or (iv) any adjustments to the price of the transaction subsequent to consummation. Following payment of a Gluon Success Fee, any accrued fees payable to the Gluon Group by the Company will be waived.

On October 5, 2022, we and Gluon Partners agreed to lower the Gluon Success Fee to a total payment of $250,000 upon successful consummation of a transaction independent of aggregate transaction price.

In addition, the Gluon Letter Agreement was amended to entitle Gluon Partners, with respect to any financing undertaken by us introduced by Gluon Partners during the term of the Gluon Letter Agreement, to the following fees: (i) for a financing involving an issuance of our senior, subordinated and/or mezzanine debt securities, a cash fee payable at any closing equal to two percent (2.0%) of the gross proceeds received by us at such closing; (ii) for a financing involving equity, equity-linked or convertible securities, a cash fee payable at each closing equal to five percent (5.0%) of the gross proceeds received by us at such closing.

In addition to the Gluon Success Fee, we agreed to pay Gluon Group for any reasonable and documented out-of-pocket expenses incurred in connection with providing the services for the transactions.

Per Regnarsson, the Chief Executive Officer and a director of our Company, is the Managing Partner of Gluon Partners. Each member of our board of directors has been informed of Mr. Regnarsson’s material interest in the Gluon Letter Agreement, and upon the approval and recommendation of our audit committee, our board of directors has determined that the Gluon Letter Agreement is fair and in our best interests and has voted to approve the Gluon Letter Agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies”, of the Audited Consolidated Financial Statements contained in Part II, Item 8 of this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to pages F-2 through F-21 comprising a portion of this Report, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including the Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year ended December 31, 2023.

Material Weaknesses

As disclosed in our Form 10-K/A for the year ended December 31, 2022, we previously identified a material weakness in our internal control related to properly recording and accruing expenses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In addition, management identified deficiencies in internal control over financial reporting relating to the classification of cash and cash equivalents held in the trust account and deferred underwriting commissions payable as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively, and concluded that the failure to properly classify such items constituted material weaknesses as defined in the SEC regulations. As such, management determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2023. Further, management determined that the Company’s previously issued audited balance sheet as of May 2, 2022 filed on form 8-K on May 6, 2022, unaudited condensed financial statements as of June 30, 2022 and September 30, 2022, audited financial statements as of December 31, 2022 and the associated report of the Company’s independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as well as the Company’s subsequent issued unaudited condensed financial statements for the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023 included in the Company’s Quarterly Reports on Form 10-Q contained accounting errors relating to compliance with U.S. GAAP as a result of these deficiencies. Due to these accounting errors, management determined that the financial statements of each such period could not be relied upon and filed a Form 10-Q/A for each such quarterly period and a Form 10-K/A for the fiscal year ended December 31, 2022 with the SEC on March 14, 2024.

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

Partial Remediation of Material Weakness

Management has completed the testing of design and operating effectiveness of the new and enhanced controls related to the previously reported material weakness related to properly recording and accruing expenses. The Company remediated the material weaknesses through activities including more clearly defined Management oversight and implemented key controls, including defining appropriate levels of precision for cut-off testing.

Management believes that these actions have been fully implemented and have operated effectively for a sufficient period of time. As a result, we have concluded that our remediation efforts were successful and that the previously identified material weakness was remediated as of December 31, 2023.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our Management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, Management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023 due to the material weaknesses relating to the classification of cash and cash equivalents held in the trust account and deferred underwriting commissions payable as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Trading Arrangements

During the quarterly period ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Per Regnarsson	57	Director and Chief Executive Officer
Charles Ratelband V	43	Director and Executive Chairman
Abhishek Bawa	40	Chief Financial Officer
Niels Brix	50	Independent Director
Randolph Sesson, Jr.	59	Independent Director
Caroline Harding	43	Independent Director
Sean Kidney	66	Independent Director

The experience of our directors and officers is as follows:

Per Regnarsson has served as our Chief Executive Officer and a director since December 2021. He will also serve as a member of the board of directors of Pubco following the completion of the GreenRock Business Combination. Mr. Regnarsson currently serves as the Director of Gluon Capital Ltd. and various subsidiary companies of the Gluon Group, a London, England headquartered company that forms, seeds and invests in sustainable energy and mobility businesses globally. He also served as the Chairman of EV Hub Ltd., an electric vehicle infrastructure company, the Director of Marine2o Ltd., a developer of green hydrogen production and the Founding Advisory Partner of Impactirr Alliance Ltd., an Indian renewable energy firm since October 2019. Prior to that, he served as the Associate Partner of K2 Management, a renewable energy financial advisory company, from October 2018 to February 2020. From May 2018 to January 2019, Mr. Regnarsson served as the Partner of Opus Corporate Finance LLP, a private equity firm. He also served as the Associate Partner of Assay Advisory Ltd., a London based financial consulting firm. Mr. Regnarsson served as the Executive Board Member and Chief Investment Officer of the Palmetto Group, a private equity firm active in the clean energy industry, from August 2014 to March 2016. From March 2011 to March 2018, he founded CWC Biofuels A/S, a Danish energy firm and served as its Acting CEO and Director with responsibility for financing. Mr. Regnarsson co-founded Clean World Capital, a private equity firm, in July 2008 and served as its Managing Partner until July 2014 and in connection with this, he co-founded Better Energy A/S, a solar photovoltaic firm and served as its shareholder and Executive Chairman from September 2012 to March 2015. Previously, from 1990 to 2014, Mr. Regnarsson worked at various investment banking and boutique corporate finance institutions including Danske Bank, Chase Manhattan Bank, Moody’s, JP Morgan, Merrill Lynch and Clean World Capital. Mr. Regnarsson holds an MSc Sloan Fellowship from London Business School. Mr. Regnarsson is well-qualified to serve on our board of directors because of his experience in the financial service industry.

Charles Ratelband V is our founder and has served as a director and the Executive Chairman of our board of directors since December 2021. He will also serve as a member of the board of directors of Pubco following the completion of the GreenRock Business Combination. Mr. Ratelband V founded WindShareFund and has served as its Managing Director since its inception in 2011. WindShareFund is a Netherlands-based investment company with a core goal of investing in a better environment and contributing to the transition to sustainable, green energy. Mr. Ratelband V founded RREG, a Dutch investment advisory firm, in September 2007, and has served as its Managing Director since then. Mr. Ratelband V also founded and has served as the Managing Director of Climate Center Mariëndaal since January 2020. Mr. Ratelband V holds a Bachelor’s degree in Business Administration from the HBO University in the Netherlands. Mr. Ratelband V is well-qualified to serve on our board of directors due to his extensive financial and advisory experience.

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

Mr. Sesson, Jr. has worked on a substantial number of blue-chip international transactions over the course of his career, including the IPO of UPS, the merger of British Airways and Iberia, the international airports investment platform of Singapore’s Changi Airports International arm, and the operational and financial restructurings of a number of airlines including SAS and TAAG. More recently he has worked on transactions involving ethane and helium extraction and logistics. Mr. Sesson, Jr. has an extensive network of corporate and financing contacts, especially in the infrastructure investing world. Currently, he serves as the Chairman of Sponsors for Educational Opportunity London, a UK-registered charity delivering mentoring, training and educational support to senior school and university age students. He also serves as a Trustee of the aviation and motor racing- focused Brooklands Museum at Surrey, England. Mr. Sesson, Jr. obtained a Bachelor of Arts degree in History from Yale University in 1985, and a Master of Business Administration degree from Stanford Graduate School of Business in 1989. Mr. Session, Jr. is well-qualified to serve on our board of directors because of his extensive financial and advisory experience.

Niels Brix has served as one of our independent directors since December 2021. He has more than 15 years of experience in the global wind industry from both operational and advisory perspectives. Since November 2021, he has served as the Chief Executive Officer of Valmont SM A/S, a Denmark based supplier of components for the wind turbine industry. He founded Recounsel ApS, a Danish business consulting firm, and has served as its Principal since 2006. He also served as a board member of Procon Wind Energy A/S, a Denmark based company providing services primarily for the offshore wind sector, since February 2019. Mr. Brix served as the Head of Nordics & Baltics and Head of Special Projects from June 2020 to May 2021 and as the Head of Financial Advisory of K2 Management A/S, a Denmark based consultancy firm, from June 2018 to October 2021. He served as the Chief Commercial Officer and Vice President of Seatower A/S, a Norwegian based IP rights company and designer of foundations for offshore wind turbine installations from June 2012 to May 2018. Mr. Brix served as the Senior Vice President of Business Development of Skykon A/S, a Danish private equity firm focused on the wind energy industry, from 2007 to 2010. In 2005, he served as the Senior Manager and Counsel to Deloitte, a major international accounting firm, where he focused on mergers and acquisitions. He served as the Senior Manager and Counsel to Carlsberg Group, an international brewing company, from 2002 to 2004. Mr. Brix is an attorney-at-law admitted in Denmark. He holds a Master of Law degree from Aarhus University. He also completed management courses at Institut Européen d’Administration des Affaires. Mr. Brix is well-qualified to serve on our board of directors because of his experience in the global wind industry.

Caroline Harding has served as one of our independent directors since April 2022. She has served as the Managing Director of Panthera International Cayman Limited, which provides private office services to high net worth individuals, since she founded it in May 2021. Ms. Harding served on the management of or as a director of multiple special purposes acquisition companies, including the Director and Chief Executive Officer of Aurora Acquisition Corp., and its affiliates (Nasdaq: AURC) from October 2021 to August 2023, the Director of Aurora Acquisition II Corp., since October 2020 and the Director of Founders First Acquisition Corp., since May 2021. Ms. Harding is also a director of other private entities and funds and one not for profit organization. Form October 2017 to October 2019, Ms. Harding served as the Chief Financial Officer of the Weybourne Group, Sir James Dyson’s family office, managing a multi-billion pound portfolio, which included the James Dyson Group Limited, and in connection with this role, she also served as the director of multiple Weybourne related entities where she was responsible for increasing the effectiveness of operations. For the nine years prior to joining Weybourne, Ms. Harding was the Financial Manager, Chief Financial Officer, and Director of Exploration Capital, another single family office, with a particular focus on agricultural and development land in Latin America. In connection with her role, she simultaneously served as the Chief Financial Officer of Gilo Industries Group Limited, an engineering firm, from September 2012 to July 2017. Ms. Harding is a qualified Chartered Accountant with Ernest & Young LLP and is a Member of ICAS, a Member of the Chartered Institute for Securities & Investment (“CISI”), and a member of the Chartered Financial Analyst Society (“CFA”) in the United Kingdom. Ms. Harding is also a Chartered Institute of Management Accountants (“CIMA”) Approved Director. She received her Bachelor of Science in Economics and Accounting from the University of Bristol in 2002. Ms. Harding is well-qualified to serve on our board of directors because of her public company experience.

Sean Kidney has served as one of our independent directors since April 2022. Since November 2010, he has served as the Chief Executive Officer of the Climate Bonds Initiative (CBI), an international non-governmental organization working to mobilize global capital for climate action. Mr. Kidney has also served as a Director of Climate Bond Services Ltd. in England and Wales since December 2018, Climate Bonds Initiative (Europe) ABSL in Belgium since July 2019 and Low Carbon World (Shanghai) Business Consulting Co. Ltd. (the operating arm of Climate Bonds in Shanghai, China) since March 2021. He is currently a member of many social organizations with sustainable development initiatives, including the French government’s Green Sovereign Bond Evaluation Council, the UK government’s Green Gilt Advisory Committee, the Board of Climate Transition Pathways, the Advisory Board of the UNDP-GEF Climate Aggregation Platform, the Finance Advisory Board, the Global Alliance for a Sustainable Planet, the European Advisory Board of the SMARTER Finance for Families initiative, FAST-Infra (Finance to Accelerate the Sustainable Transition — Infrastructure) and the European Commission’s Platform on Sustainable Finance. He has been a Professor in Practice at School of Oriental and African Studies at University of London since May 2020 and is a regular speaker on climate change and finance. Mr. Kidney is well-qualified to serve on our board of directors because of his experience in climate change and finance.

Family Relationships

No family relationships exist between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

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

We have adopted an amended audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

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

We have adopted an amended compensation committee charter, which details the principal functions of the compensation committee, including:

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

Notwithstanding the foregoing, as indicated above, other than in connection with the Gluon Letter Agreement (as described below in “Item 13. Certain Relationships and Related Transactions, and Director Independence”) and the payment to an affiliate of our sponsor of $10,000 per month, for 24 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Trading Policies

On April 27, 2022, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

Compensation Recovery and Clawback Policies

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

On October 1, 2023, our board of directors approved the adoption of the Executive Compensation Clawback Policy (the “Clawback Policy”), with an effective date of October 2, 2023, in order to comply with the final clawback rules adopted by the SEC under the Rule, and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in Rule 10D-1 under the Exchange Act (the “Rule”) (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our board of directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

ITEM 11. EXECUTIVE COMPENSATION.

None of our officers has received any cash compensation for services rendered to us. Commencing on the effective date of the IPO Registration Statement, we have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Except as described in Item 13. Certain Relationships and Related Transactions, and Director Independence below, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination are made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 18, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 4,664,013 ordinary shares, consisting of (i) 4,664,012 Class A ordinary shares and (ii) 1 Class B ordinary share, issued and outstanding as of March 18, 2024. On all matters to be voted upon, except for the election of directors of the board, holders of the Class A ordinary shares and Class B ordinary share vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these private placement warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
U.N. SDG Support LLC (our sponsor) (2)	1,968,749	42.2%	1	100%	42.2%
Per Regnarsson	—	—%	—	—%	—%
Charles Ratelband V (2)	—	—%	1	100%	42.2%
Abhishek Bawa	—	—%	—	—%	—%
Niels Brix	—	—%	—	—%	—%
Randolph Sesson, Jr.	—	—%	—	—%	—%
Caroline Harding	—	—%	—	—%	—%
Sean Kidney	—	—%	—	—%	—%
All directors and officers as a group (seven individuals)	1,968,749	42.2%	1	100%	42.2%
Other 5% Stockholders
Yakira Capital Management(3)	287,500	6.2%	—	—%	6.2%
Lawrence Feis(4)	325,684	7.0%	—	—%	7.0%
Shaolin Capital Management LLC(5)	268,822	5.8%	—	—%	5.8%
Meteora Cpaital, LLC(6)	265,552	5.7%	—	—%	5.7%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 25 Bedford Square, London, WC1B 3HH, United Kingdom.

(2)	Represents securities held by our sponsor, of which Charles Ratelband V is the managing member. Accordingly, Mr. Ratelband V may be deemed to have beneficial ownership of such securities. Mr. Ratelband V disclaims beneficial ownership of the reported shares except to the extent of his pecuniary interest therein.

(3)	According to a Schedule 13G filed on January 26, 2024 by Yakira Capital Management, Inc on behalf of each of Yakira Partners, L.P., Yakira Enhanced Offshore Fund Ltd. and MAP 136 Segregated Portfolio. The business address of each of the reporting persons is 1555 Post Road East, Suite 202, Westport, CT 06880.

(4)	According to a Schedule 13G/A filed on February 5, 2024 by Feis Equities LLC and Lawrence M. Feis. The business address of each of the reporting persons is 20 North Wacker Drive, Suite 2115, Chicago, Illinois 60606.

(5)	According to a Schedule 13G/A filed on February 14, 2024 by Shaolin Capital Management LLC. The business address of Shaolin Capital Management LLC is 230 NW 24th Street, Suite 603, Miami, FL 33127.

(6)	According to a Schedule 13G filed on February 14, 2024 by Meteora Capital, LLC and Vik Mittal. The business address of each of the reporting persons is 1200 N Federal Hwy, #200, Boca Raton FL 33432.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None. For a more information on the GreenRock Business Combination, see “Item 1. Business.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

On March 31, 2023, we issued an aggregate of 1,968,749 Class A ordinary shares to the sponsor, upon the conversion of an equal number of Class B ordinary shares held by the sponsor in the founder share conversion. The 1,968,749 Class A ordinary shares issued in connection with the founder share conversion are subject to the same restrictions as applied to the Class B ordinary shares before the founder share conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the IPO Registration Statement. Following the founder share conversion and the redemptions in connection with the approval of the Extension Amendment, (i) there were (i) 4,664,012 Class A ordinary shares issued and outstanding and one Class B ordinary share issued and outstanding, and (ii) the sponsor held 42.21% of the outstanding Class A ordinary shares.

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

On April 27, 2022, we entered the Administrative Services Agreement with our sponsor under which our sponsor agreed to perform certain services for the Company for a monthly fee of $10,000. On May 2, 2022, our sponsor entered into an assignment agreement with Gluon Group to provide the services detailed in the Administrative Service Agreement. Per Regnarsson, our Chief Executive Officer and a director on our board, is the Managing Partner of Gluon and owns 505 shares of Gluon Group. As of December 31, 2023, $39,187 has been paid to Gluon Group for such services and an additional $184,941 has been accrued.

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

On September 21, 2022, the Company entered into a loan agreement with Eternal in the principal amount of up to $180,000, on an unsecured basis and bearing no interest. The Second Eternal Loan is available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is March 31, 2024. As of December 31, 2023, the outstanding balance of the Second Eternal Loan was $170,603 and no interest was accrued.

On November 12, 2022, the Company entered into a loan agreement with Eternal in the principal amount of up to $300,000, on an unsecured basis and bearing no interest. The Third Eternal Loan is available to be drawn down from November 12, 2022 to March 31, 2023 and its maturity date is March 31, 2024. As of December 31, 2023, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, the Company entered into a loan agreement with Eternal in the principal amount of up to $50,000, on an unsecured basis and bearing no interest. The Fourth Eternal Loan is available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is March 31, 2025. As of December 31, 2023, the Fourth Eternal Loan has been fully drawn down.

On April 12, 2023, the Company entered into a loan agreement with the Eternal for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest. The Fifth Eternal Loan is available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date of the loan is the earlier of May 1, 2024 or the date of the consummation of the initial business combination of the Company. As of December 31, 2023, the Company borrowed an additional $153,619 beyond the initial terms of the loan and the outstanding balance of the Fifth Eternal Loan was $653,619 and no interest was accrued.

On November 1, 2023, the Company entered into a loan agreement with Eternal in the principal amount of up to $335,000 on an unsecured basis and bearing no interest. The Sixth Eternal Loan was available to be drawn down from November 1, 2023 and its maturity date is the earlier of August 1, 2024 or the date of the initial business combination of the Company. As of December 31, 2023, the Company borrowed an additional $22,302 beyond the initial terms of the loan and the outstanding balance of the Sixth Eternal Loan was $357,302 and no interest was accrued.

On November 1, 2023, the Company and Eternal agreed to the Eternal Loan Amendment requiring that in the event that Company does not repay each of the Second Eternal Loan, Third Eternal Loan, Fourth Eternal Loan, and Fifth Eternal Loan within 30 days of the consummation of the initial business combination of the Company, the Company will pay an interest of five percent (5%) per month to Eternal until the date of repayment of each loan.

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

On May 2, 2023, the Company issued the Extension Note in the aggregate principal amount of $900,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments in lieu of the Paid Extensions for the benefit of each Public Share that was not redeemed in connection with the Extension Amendment. The Sponsor agreed to pay $75,000 per month until the completion of an initial business combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by the Company’s board of directors in its sole discretion). The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial business combination, and (b) the date of the Company’s liquidation. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants (the “Conversion Warrants”) at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by the Company at the Initial Public Offering. The Company has determined that the fair value of the Extension Note is par value. As of December 31, 2023, the outstanding balance of the Extension Note was $600,000 and no interest was accrued.

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

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders, such as the GreenRock Registration Statement. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the private placement warrants, the securities issuable upon conversion of working capital loans or extension loans (if any) and the ordinary shares issuable upon exercise or conversion or exercise of the foregoing and upon conversion of the founder shares.

In light of the apparent and actual conflicts of interests existing on the parts of certain of ClimateRock’s directors and officers in connection with the GreenRock Business Combination, including the fact that (a) Per Regnarsson is chief executive officer of both ClimateRock and GreenRock, (b) Charles Ratelband V is chairman of ClimateRock and executive director of GreenRock, (c) Mr. Ratelband is the sole indirect owner of WindShareFund N.V. which is seller of the wind assets described under “Business of GreenRock — Operations,” and (d) Accretion, the legal entity further described under “Business of GreenRock — Operations” is controlled by Gluon Capital, which in turn is controlled by Mr. Regnarsson and Mr. Maxamilian Delamain, the board of directors of ClimateRock established the Special Committee, which is comprised of disinterested members of ClimateRock’s board of directors, for purposes of negotiating the GreenRock Merger Agreement with the power to act on behalf of ClimateRock. Neither Mr. Regnarsson nor Mr. Ratelband is a member of the Special Committee.

In addition, simultaneously with the execution and delivery of the GreenRock Merger Agreement, ClimateRock and GreenRock entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) with the Sponsor. Under the Sponsor Support Agreement, the Sponsor agreed to vote all of its ClimateRock Ordinary Shares in favor of the Business Combination Agreement and the related transactions. The Sponsor also agreed to take certain other actions in support of the GreenRock Merger Agreement and related transactions and refrain from taking actions that would adversely affect its ability to perform its obligations under the Sponsor Support Agreement. The Sponsor Support Voting Agreements prevent transfers of the ClimateRock interests held by Sponsor between the date of the Voting Agreement and the date of Closing, except for certain permitted transfers where the recipient also agrees to comply with the Sponsor Support Agreement.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of fees paid or to be paid to UHY for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with regulatory filings. The aggregate fees billed by UHY for professional services rendered for the audit of our 2023 and 2022 annual financial statement, review of the financial information included in our Forms 10-Q and other required filings with the SEC for the years ended December 31, 2023 and December 31, 2022 totaled approximately $107,000 and $112,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation. The aggregate fees billed by UHY related to such professional services was approximately $56,000 for the year ended December 31, 2023 and nothing for the year ended December 31, 2022.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.  We did not pay UHY for tax services, planning or advice for the years ended December 31, 2023 and December 31, 2022.

All Other Fees

All other fees consist of fees billed for all other services.  We did not pay UHY for any other services for the years ended December 31, 2023 and December 31, 2022.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the consolidated financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary

Omitted at our Company’s option.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of ClimateRock and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ClimateRock and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in shareholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on future financing and the completion of the initial business combination and the Company’s cash and working capital are not sufficient to complete its planned activities for one year from the issuance of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

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

New York, New York

March 18, 2024

CLIMATEROCK

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash	$57,290	$411,711
Prepaid expenses	412	106,542
Total current assets	57,702	518,253

Non-current assets
Cash and cash equivalents held in trust account	28,508,214	81,039,102
Total non-current assets	28,508,214	81,039,102

Total assets	$28,565,916	$81,557,355

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued liabilities	$959,720	$935,421
Administrative service fee payable - related party	184,941	70,299
Loan payable - related party	1,481,524	480,000
Convertible promissory note payable - related party	600,000	—
Total current liabilities	3,226,185	1,485,720

Non-current liabilities
Loan payable - related party	50,000	—
Deferred underwriting commission payable	2,362,500	2,362,500
Total non-current liabilities	2,412,500	2,362,500

TOTAL LIABILITIES	$5,638,685	$3,848,220

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares, $0.0001 par value, subject to possible redemption. 2,577,138 and 7,875,000 shares at redemption value of $11.06 and $10.29 per share, including dividend income in the trust account, at December 31, 2023 and December 31, 2022, respectively	$28,508,214	$81,039,102
Total commitments and contingencies	28,508,214	81,039,102

SHAREHOLDERS’ DEFICIT
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 2,086,874 and 118,125 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively (excluding 2,577,138 and 7,875,000 shares subject to possible redemption as of December 31, 2023 and December 31, 2022, respectively)	$209	$12
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1 and 1,968,750 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	197
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	—
Accumulated deficit	(5,581,192)	(3,330,176)
Total shareholders’ deficit	$(5,580,983)	$(3,329,967)

TOTAL LIABILITIES, COMMITMENTS AND CONTINGENCIES, AND SHAREHOLDERS’ DEFICIT	$28,565,916	$81,557,355

The accompanying notes are an integral part of these financial statements

CLIMATEROCK

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2023	For the Year ended December 31, 2022
Operating expenses
Formation and operating costs	$1,528,302	$1,666,924
Administrative service fees - related party	122,904	101,223
Net loss from operations	(1,651,206)	(1,768,147)

Other income (loss)
Interest income	190	—
Dividend income on trust account	2,134,446	1,107,852
Foreign exchange loss	—	(15,579)
Total other income	2,134,636	1,092,273

Net income (loss) for the year	$483,430	$(675,874)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	4,260,842	5,264,384
Non-redeemable ordinary shares, basic and diluted	2,086,875	2,016,637

Net income per redeemable ordinary share, basic and diluted	$0.29	$0.64
Net loss per non-redeemable ordinary share, basic and diluted	$(0.35)	$(1.99)

The accompanying notes are an integral part of these financial statements

CLIMATEROCK

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

	CLASS A ORDINARY		CLASS B ORDINARY		PREFERENCE SHARES		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL SHAREHOLDERS’ EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	(DEFICIT)
Balances - January 1, 2022	—	$—	2,156,250	$216	—	$—	$24,784	$(4,730)	$20,270
Forfeiture of 187,500 Class B ordinary shares by initial shareholder	—	—	(187,500)	(19)	—	—	19	—	—
Sale of 7,875,000 units at $10 per unit in the initial public offering, including over-allotment, net of underwriters’ discount and offering expenses	7,875,000	788	—	—	—	—	73,655,270	—	73,656,058
Issuance of 118,125 underwriter shares, including over-allotment	118,125	12	—	—	—	—	946,169	—	946,181
Sale of 3,762,500 warrants in private placement	—	—	—	—	—	—	3,762,500	—	3,762,500
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	(7,875,000)	(788)	—	—	—	—	(78,388,742)	(2,649,572)	(81,039,102)
Net loss	—	—	—	—	—	—	—	(675,874)	(675,874)
Balances – December 31, 2022	118,125	$12	1,968,750	$197	—	$—	$—	$(3,330,176)	$(3,329,967)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value								(2,734,446)	(2,734,446)
Conversion of 1,968,749 Class B ordinary shares to Class A ordinary shares at par value of $0.0001 per share	1,968,749	197	(1,968,749)	(197)					—
Net income								483,430	483,430
Balances – December 31, 2023	2,086,874	$209	1	$—	—	$—	$—	$(5,581,192)	$(5,580,983)

The accompanying notes are an integral part of these financial statements

CLIMATEROCK

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2023	For the Year ended December 31, 2022
Cash flows from operating activities
Net income (loss)	$483,430	$(675,874)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Dividend income received in trust account	(2,134,446)	(1,107,852)
Foreign exchange loss	—	15,579
Changes in operating assets and liabilities:
Accrued liabilities, excluding foreign exchange loss	24,299	919,842
Administrative service fee payable - related party	114,642	70,299
Prepaid expenses	106,130	(106,542)
Net cash used in operating activities	$(1,405,945)	$(884,548)

Cash flows from investing activities:
Proceeds from sales of cash and cash equivalents in trust account	55,265,334	—
Cash deposited in trust account	(600,000)	(79,931,250)
Net cash provided by (used in) investing activities	$54,665,334	$(79,931,250)

Cash flows from financing activities:
Proceed from related party loan	1,060,921	485,150
Proceed from convertible promissory note - related party	600,000	—
Repayment of related party loans	(9,397)	(217,641)
Payment for redemption of ordinary shares	(55,265,334)	—
Proceeds from sale of units in the initial public offering, including over-allotment	—	78,750,000
Payment of underwriting fee and other offering costs	—	(1,552,500)
Proceeds from sale of warrants in private placement	—	3,762,500
Net cash (used in) provided by financing activities	$(53,613,810)	$81,227,509

Net (decrease) increase in cash	$(354,421)	$411,711
Cash – beginning of the period	411,711	—
Cash – end of the period	$57,290	$411,711

Non-cash investing and financial activities:
Deferred offering costs paid by related party	$—	$149,418
Deferred underwriting commission charged to additional paid in capital	—	2,362,500
Allocation of offering costs to Class A ordinary shares subject to redemption	—	304,011
Issuance of representative shares	—	946,181
Initial value of public shares subject to possible redemption	—	71,851,500
Reclassification of offering costs related to public shares	—	(4,647,702)
Remeasurement adjustment on public shares subject to possible redemption	2,734,446	13,835,304

The accompanying notes are an integral part of these financial statements

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

In order to affect a business combination, the Company owns subsidiary ClimateRock Holdings Limited (“Holdings”), and its subsidiary ClimateRock Merger Sub Limited (“Merger Sub”).

At December 31, 2023, the Company had not yet commenced operations. All activity through December 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and post-offering activities in search for a target to consummate a Business Combination. The Company has selected December 31 as its fiscal year end.

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

At December 31, 2023, the Company had $57,290 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

The Company will provide holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (approximately $11.06 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6).

The Company initially had until 12 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipated that it may not be able to consummate the initial Business Combination within 12 months, it may extend the period of time to consummate a Business Combination by two additional 3-month periods (for a total of up to 18 months) without submitting proposed extensions to its shareholders for approval or offering its public shareholders redemption rights in connection therewith. The Company’s sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, would have been required to deposit into the trust account $787,500 ($0.10 per share) on or prior to the date of the applicable deadline for each additional three month period. In connection with the extraordinary general meeting of shareholders held on April 27, 2023 (the “2023 EGM”), our amended and restated memorandum and articles of association was amended to remove this requirement. Instead, the sponsor has agreed to contribute to us as a loan of $75,000 for each calendar month (commencing on May 2, 2023 and ending on the 1st day of each subsequent month), or portion thereof, that is needed by us to complete an initial business combination from May 2, 2023 until May 2, 2024 (or such earlier date as determined by the board of directors in its sole discretion).

On April 27, 2023, the Company held the 2023 EGM and approved, among other things, an amendment to the Company’s amended and restated memorandum and articles of association to (i) extend the date by which the Company would be required to consummate a business combination from November 2, 2023 (assuming the Sponsor was to have effected and paid extensions as described in the definitive proxy statement as filed with the SEC on April 11, 2023) to May 2, 2024 (or such earlier date as determined by the Company’s board of directors in its sole discretion) and (ii) to permit its board of directors, in its sole discretion, to elect to wind up the Company’s operations on, or on an earlier date than May 2, 2024 (including prior to May 2, 2023). In connection with the 2023 EGM, shareholders holding 5,297,862 shares of the Company’s ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, $55,265,334 (approximately $10.43 per share) was removed from the trust account to pay such holders.

Going concern and management’s plan

As of December 31, 2023, the Company has a cash balance of $57,290 and a working capital deficit of $3,168,483. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the financial statements. Prior to consummation of a Business Combination, the Company has the ability to secure additional funding from the Sponsor or other related parties. There is no assurance that the Company’s plans to consummate a Business Combination will be successful by May 2, 2024. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and Principles of Consolidation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The consolidated financial statements include the accounts and operations of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation.

The accompanying consolidated financial statements for the years ended December 31, 2023 and 2022 have been prepared in accordance with GAAP and with the instructions for annual reports on Form 10-K and Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.

Prior period reclassifications

To conform with the current period presentation, management has reclassified a portion of the amount previously presented within “Accrued liabilities” on the Balance Sheet as of December 31, 2022, “Formation and operating costs” on the Statement of Operations for the year ended December 31, 2022, and “Accrued liabilities, excluding unrealized foreign exchange loss” on the Statement of Cash Flows for the year ended December 31, 2022 as “Administrative service fee payable - related party”, “Administrative service fees - related party”, and “Administrative service fee payable - related party”, respectively.

Cash and cash equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2023 and December 31, 2022, the Company had a cash balance of $57,290 and $411,711 in its working capital account, respectively.

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

At December 31, 2023 and December 31, 2022, the Company had $28,508,214 and $81,039,102 held in the Trust Account, respectively, including dividend income of $2,134,446 and $1,107,852 recognized in the years ended December 31, 2023 and December 31, 2022, respectively.

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

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income in trust account less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. At December 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

The net income (loss) per share presented in the consolidated statement of operations is based on the following:

	Year ended December 31, 2023	Year ended December 31, 2022
Net income (loss)	$483,430	$(675,874)
Accretion of temporary equity to redemption value	—	(12,727,452)
Net income (loss) including accretion of temporary equity to redemption value	$483,430	$(13,403,326)
Less: Monthly extension fees	600,000	—
Less: Income on trust account to be allocated to redeemable shares	2,134,446	1,107,852
Net loss excluding income on trust account	$(2,251,016)	$(14,511,178)

	Year ended December 31, 2023
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding income on trust account	$(1,510,972)	$(740,044)
Income on trust account	2,134,446	—
Monthly extension fees	600,000	—
Accretion of temporary equity to redemption value	—	—
Allocation of net income (loss)	$1,223,474	$(740,044)

Denominators:
Weighted-average shares outstanding	4,260,842	2,086,875
Basic and diluted net income (loss) per share	$0.29	$(0.35)

	Year ended December 31, 2022
	Redeemable shares	Non-redeemable shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding income on trust account	$(10,491,992)	$(4,019,186)
Income on trust account	1,107,852	—
Accretion of temporary equity to redemption value	12,727,452	—
Allocation of net income (loss)	$3,343,312	$(4,019,186)

Denominators:
Weighted-average shares outstanding	5,264,384	2,016,637
Basic and diluted net income (loss) per share	$0.64	$(1.99)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents held in Trust Account	1	$28,508,214	$81,039,102

Except for the foregoing, the Company does not have any assets measured at fair value on a recurring basis at December 31, 2023 and December 31, 2022.

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

As of December 31, 2023 and 2022, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table.

	As of December 31, 2023	As of December 31, 2022
Gross proceeds	$78,750,000	$78,750,000
Less:
Proceeds allocated to public warrants and public rights	(6,898,500)	(6,898,500)
Offering costs of public shares	(4,647,702)	(4,647,702)
Redemption of shares	(55,265,334)	—
Plus:
Accretion of carrying value to redemption value	15,969,750	13,835,304
Monthly extension fees	600,000	—
Ordinary shares subject to possible redemption	$28,508,214	$81,039,102

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

On March 31, 2023, the Sponsor elected to convert 1,968,749 Class B ordinary shares to class A ordinary shares of the Company, on a one-for-one basis. These conversion shares are subject to the same restrictions as applied to the Class B ordinary shares before the conversion, including among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s Initial Public Offering. The Holders of these conversion shares have no rights to funds in the Trust Account. Following the conversion, the Sponsor owns 1,968,749 Class A ordinary shares and one Class B ordinary share. As of December 31, 2023, the Company had one Class B ordinary share outstanding.

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

On September 21, 2022, the Company entered into a loan agreement with the Lender in the principal amount of up to $180,000, on an unsecured basis and bearing no interest (the “Second Eternal Loan”). The Second Eternal Loan is available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is March 31, 2024. As of December 31, 2023 and 2022, the outstanding balance of the Second Eternal Loan was $170,603 and $180,000, respectively, and no interest was accrued.

On November 12, 2022, the Company entered into an additional loan agreement with the Lender. in the principal amount of up to $300,000, on an unsecured basis and bearing no interest (the “Third Eternal Loan”). The Third Eternal Loan is available to be drawn down from November 12, 2022 to March 31, 2023 and its maturity date is March 31, 2024. As of December 31, 2023 and 2022, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, we entered into a loan agreement with Eternal in the principal amount of up to $50,000, on an unsecured basis and bearing no interest (the “Fourth Eternal Loan”). The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is March 31, 2025. As of December 31, 2023, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

On April 12, 2023, the Company entered into a loan agreement with the Lender for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest (the “Fifth Eternal Loan”). The Fifth Eternal Loan is available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date of the loan is the earlier of May 1, 2024 or the date of the consummation of the initial business combination of the Company. As of December 31, 2023, the Company borrowed an additional $153,619 beyond the initial terms of the loan and the outstanding balance of the Fifth Eternal Loan was $653,619 and no interest was accrued.

On November 1, 2023, the Company entered into a loan agreement with the Lender in the principal amount of up to $335,000 on an unsecured basis and bearing no interest (the “Sixth Eternal Loan”). The Sixth Eternal Loan was available to be drawn down from November 1, 2023 and its maturity date is the earlier of August 1, 2024 or the date of the initial business combination of the Company. As of December 31, 2023, the Company borrowed an additional $22,302 beyond the initial terms of the loan and the outstanding balance of the Sixth Eternal Loan was $357,302 and no interest was accrued.

On November 1, 2023, the Company and the Lender agreed to the Eternal Loan Amendment requiring that in the event that Company does not repay each of the Second Eternal Loan, Third Eternal Loan, Fourth Eternal Loan, and Fifth Eternal Loan within 10 days of the consummation of the initial business combination of the Company, the Company will pay an interest of five percent (5%) per month to the Lender until the date of repayment of each loan.

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

Convertible Promissory Note

On May 2, 2023, the Company issued a convertible promissory note (the “Extension Note”) in the aggregate principal amount of $900,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the Extension Amendment. The Sponsor agreed to pay $75,000 per month until the completion of an initial business combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by the Company’s board of directors in its sole discretion). The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial business combination, and (b) the date of the Company’s liquidation. Per the Extension Note Amendment, if the Company does not repay the Extension Note within five days of the maturity date, five percent (5%) interest per month will accrue on the unpaid principal balance until the Extension Note is fully repaid. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants (the “Conversion Warrants”) at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by the Company at the Initial Public Offering. The Company has determined that the fair value of the Extension Note is par value. As of December 31, 2023, the outstanding balance of the Extension Note was $600,000 and no interest was accrued.

Administrative Service Fee

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor on April 27, 2022 whereby the Sponsor will perform certain services for the Company for a monthly fee of $10,000. On May 2, 2022, the Sponsor entered into an assignment agreement with Gluon Group, an affiliate of the Company, to provide the services detailed in the Administrative Service Agreement. An officer of the Company owns 505 shares of Gluon Group and serves as managing partner. As of December 31, 2023, $39,187 has been paid to Gluon Group for such services and an additional $184,941 has been accrued in Administrative service fee payable - related party.

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

Business Combination Agreement

On December 30, 2023, ClimateRock entered into a Business Combination Agreement with GreenRock, a related party through shared management (see details of Business Combination Agreement in Note 6).

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

Transaction Expenses

On May 31, 2022, the Company entered into an agreement (the “EGS Agreement”) with Ellenoff, Grossman & Schole LLP to act as U.S. securities council to the Company in connection with pending acquisition targets for the Company to acquire consistent with its initial public offering and assist in U.S. securities work related to the initial business combination. The fee structure for this agreement permits bills to be paid in installments and/or deferred to closing, with any balance owed at the closing of the initial business combination to be subject to a certain premium. As of December 31, 2023 and 2022, the total outstanding billed amount for services provided by EGS is $892,784 and $634,055 of which $446,392 and $317,027 (50% of the outstanding balance), respectively is considered outstanding per the terms of the EGS Agreement and is included in accrued liabilities on the Consolidated Balance Sheet. As the Initial Business Combination cannot be deemed probable as of December 31, 2023 and 2022, respectively and payment of the deferred portion of the outstanding balance is contingent upon a successful Initial Business Combination, no amount was accrued for the deferred portion of the outstanding amount or the premium.

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

The total consideration to be offered by Pubco to the holders of EEW securities (each, a “Seller”) shall be a number of ordinary shares of Pubco (the “Pubco Ordinary Shares”) with an aggregate value equal to Six Hundred Fifty Million U.S. Dollars ($650,000,000), with each Pubco Ordinary Share valued at an amount equal to the price at which each ClimateRock ordinary share is redeemed or converted pursuant to the redemption of ClimateRock’s ordinary shares pursuant to ClimateRock’s organizational documents (the “Redemption Price”). For a more detailed description of the Business Combination Agreement and the transactions contemplated therein, see the Company’s Form 8-K filed with the SEC on October 13, 2022 (the “Form 8-K”).

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

On November 29, 2023, the Company notified E.E.W. that the Company had elected to terminate the Amended and Restated Business Combination Agreement among, the Company, E.E.W. and the other parties thereto, dated as of August 3, 2023, effective immediately, pursuant to Section 9.1(b) and 9.2 thereof, since the conditions to the closing of the initial business combination were not satisfied or waived by the outside date of September 30, 2023. As a result, the business combination agreement is of no further force and effect, except for certain specified provisions in the business combination agreement, which shall survive the termination and remain in full force and effect in accordance with their respective terms.

On December 30, 2023, ClimateRock entered into the GreenRock Merger Agreement with Holdings, Merger Sub, and GreenRock. Pursuant to the GreenRock Merger Agreement, (a) Merger Sub will merge with and into ClimateRock, with ClimateRock continuing as the Merger, as a result of which, (i) ClimateRock shall become a wholly-owned subsidiary of Holdings, and (ii) each issued and outstanding security of ClimateRock immediately prior to the Effective Time shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holder thereof to receive a substantially equivalent security of Holdings, and (b)(i) Holdings will make an offer to acquire each issued and outstanding GreenRock ordinary share in exchange for Holdings Ordinary Shares and (ii) Holdings shall also offer each holder of GreenRock’s outstanding vested options to purchase GreenRock ordinary shares, replacement options to purchase Holdings Ordinary Shares, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with the applicable provisions of the Cayman Act.

NOTE 7. SHAREHOLDER’S EQUITY

Class A Ordinary Shares  — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of  $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2023 and December 31, 2022, there were 2,086,874 and 118,125 Class A shares issued and outstanding, respectively.

Class B Ordinary Shares  — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of  $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of December 31, 2023 and December 31, 2022, there were one and 1,968,750 Class B ordinary shares outstanding, respectively.

Preference Shares  — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. As of December 31, 2023 and December 31, 2022, there were no preferred shares outstanding.

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

NOTE 8. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2023, up through the date the Company issued the financial statements.

On January 2, 2024, the Company received a transfer from the Sponsor in the amount of $203,409. This transfer constitutes an additional borrowing beyond the initial terms of the Sixth Eternal Loan.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
1	Underwriting Agreement, dated April 27, 2022, by and between the Company and Maxim. (4)
2.1	Business Combination Agreement, dated as of October 6, 2022, by and among the Company, ClimateRock Holdings Limited, ClimateRock Merger Sub Limited and E.E.W. Eco Energy World Limited (5) +***
2.2	Amended and Restated Business Combination Agreement, dated as of August 3, 2023, by and among the Company, ClimateRock Holdings Limited, ClimateRock Merger Sub Limited and E.E.W. Eco Energy World Limited. (9)
2.3	Agreement and Plan of Merger, dated as of December 30, 2023, by and among the Company, ClimateRock Holdings Limited, ClimateRock Merger Sub Limited, GreenRock Merger Sub Corp., and GreenRock (8) +***
3.1	Amended and Restated Memorandum and Articles of Association. (4)
3.2	An Amendment to the Amended and Restated Memorandum and Articles of Association. (11)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Ordinary Shares Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Specimen Rights Certificate. (2)
4.5	Warrant Agreement, dated April 27, 2022, by and between the Company and Continental, as warrant agent. (4)
4.6	Rights Agreement, dated April 27, 2022, by and between the Company and Continental, as rights agent. (4)
4.7	Description of Registered Securities.(13)
10.1	Promissory Note, dated December 24, 2021, by the Company to Charles Ratelband V. (1)
10.2	Subscription Agreement, dated December 24, 2021, between the Company and the sponsor. (1)
10.3	Form of Indemnity Agreement. (1)
10.4	Loan Agreement, dated October 1, 2021 by and between the Company and Eternal. (3)
10.5	Amendment to Loan Agreement, dated March 31, 2022, by and between the Company and Eternal. (3)
10.6	Second Amendment to Loan Agreement, dated April 14, 2022,f by and between the Company and Eternal. (3)
10.7	Letter Agreement, dated April 27, 2022, by and among the Company, its officers and directors, and our sponsor. (4)
10.8	Investment Management Trust Agreement, dated April 27, 2022, by and between the Company and Continental, as trustee. (4)
10.9	Registration Rights Agreement, dated April 27, 2022, by and among the Company and certain security holders. (4)
10.1	Sponsor Warrant Purchase Agreement, dated April 27, 2022, by and between the Company and our sponsor. (4)
10.11	Administrative Support Agreement, dated April 27, 2022, by and between the Company and our sponsor. (4)
10.12	Advisory Services Letter Agreement, dated as of July 11, 2022, by and between the Company, ALANTRA Corporate Finance, S.A.U. and our sponsor, as amended. (7)
10.13	Amendment to the Advisory Services Letter Agreement, dated as of July 11, 2022, by and between the Company, ALANTRA Corporate Finance, S.A.U. and our sponsor, as amended. (7)
10.14	Engagement Letter, dated as of August 17, 2022, by and between the Company and Maxim, as amended. (7)
10.15	First Amendment to the Engagement Letter, dated September 20, 2022, by and between the Company and Maxim Group LLC. (7)
10.16	Second Amendment to the Engagement Letter, dated October 3, 2022, by and between the Company and Maxim. (7)
10.17	Third Amendment to the Engagement Letter, dated October 4, 2022, by and between the Company and Maxim. (7)
10.18	Loan Agreement, dated as of September 21, 2022, by and between the Company and Eternal. (6)
10.19	Letter Agreement, dated as of September 21, 2022, by and between the Company and Gluon Partners. (6)
10.2	First Amendment to the Letter Agreement, dated October 5, 2022, by and between the Company and Gluon Partners. (6)
10.21	Holder Support Agreement, dated October 6, 2022 between and among the Company, EEW and our sponsor. (5)+
10.22	Shareholder Commitment for Annette Kumlin, dated October 6, 2022. (5)+
10.23	Shareholder Commitment for Svante Kumlin, dated October 6, 2022. (5)+

10.24	Form of New Registration Rights Agreement (5)
10.25	Loan Agreement, dated as of January 29, 2023, by and between the Company and Eternal (13)
10.26	Form of Voting and Support Agreement, dated as of December 30, 2023, by and among the Company, GreenRock, and the GreenRock Shareholders party thereto (8)
10.27	Sponsor Support Agreement, dated as of December 30, 2023, by and among the Company, GreenRock and the sponsor. (8)
10.28	Loan Agreement, dated as of November 1, 2023, by and between ClimateRock and Eternal BV. (10)
10.29	Amended and Restated Promissory Note issued to the sponsor, dated November 3, 2023. (10)
10.3	Agreement, dated as of November 1, 2023, by and between the Company and Eternal BV. (10)
10.31	Promissory Note, dated as of May 2, 2023, by and between the Company and the sponsor (11)
10.32	Loan Agreement, dated as of April 12, 2023, by and between the Company and Eternal BV. (12)
14	Code of Ethics. (1)
19	Insider Trader Policies and Procedures, adopted April 27, 2022. *
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Policy Related to Recovery of Erroneously Awarded Compensation, adopted October 2, 2023. *
99.1	Audit Committee Charter. *
99.2	Compensation Committee Charter. *
99.3	Nominating and Corporate Governance Committee Charter. (1)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith
***	The exhibits to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of all omitted information to the SEC upon its request.
+	Portions of the exhibit, including certain private and confidential information has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Registrant hereby agrees to furnish a copy of any omitted portion to the SEC upon request

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-263542), filed with the SEC on March 14, 2022.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-263542), filed with the SEC on April 6, 2022.
(3)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A (File No. 333-263542), filed with the SEC on April 15, 2022.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2022.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2022.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 filed with the SEC on November 9, 2022.
(7)	Incorporated by reference to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2022 filed with the SEC on December 21, 2022.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2024.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2023.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, filed with the SEC on November 14, 2023.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2023.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, filed with the SEC on May 8, 2023.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 17, 2023.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 18, 2024	CLIMATEROCK

	By:	/s/ Per Regnarsson
Name: Per Regnarsson
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Charles Ratelband V	Director and Executive Chairman	March 18, 2024
Charles Ratelband V

/s/ Abhishek Bawa	Chief Financial Officer	March 18, 2024
Abhishek Bawa

/s/ Niels Brix	Independent Director	March 18, 2024
Niels Brix

/s/ Randolph Sesson, Jr.	Independent Director	March 18, 2024
Randolph Sesson, Jr.

/s/ Caroline Harding	Independent Director	March 18, 2024
Caroline Harding

/s/ Sean Kidney	Independent Director	March 18, 2024
Sean Kidney