Form 10-Q
period 2024-03-31
ClimateRock
filed 2024-05-15
CIK 1903392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

447308475096
(Registrant’s telephone number, including area code)

Not Applicable
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

As of May 15, 2024, there were 4,552,097 Class A ordinary shares, par value $0.0001 per share , and one Class B ordinary share, par value $0.0001 per share, issued and outstanding.

CLIMATEROCK
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024
TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CLIMATEROCK
CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)

Current assets
Cash	$316,030	$57,290
Prepaid expenses	74,287	412
Total current assets	390,317	57,702

Non-current assets
Cash and cash equivalents held in Trust Account	29,105,841	28,508,214
Total non-current assets	29,105,841	28,508,214

TOTAL ASSETS	$29,496,158	$28,565,916

LIABILITIES, COMMITMENTS AND CONTINGENCIES, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities	$1,121,341	$959,720
Administrative service fee payable - related party	214,941	184,941
Loan payable - related party	2,297,656	1,481,524
Convertible promissory note payable - related party	900,000	600,000
Total current liabilities	4,533,938	3,226,185

Non-current liabilities
Loan payable - related party	—	50,000
Deferred underwriting commission payable	2,362,500	2,362,500
Total non-current liabilities	2,362,500	2,412,500

TOTAL LIABILITIES	$6,896,438	$5,638,685

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares, $0.0001 par value, subject to possible redemption 2,577,138 shares at redemption value of $11.29 and $11.06 per share, including dividends earned on Trust Account, at March 31, 2024 and December 31, 2023, respectively	29,105,841	28,508,214
Total commitments and contingencies	29,105,841	28,508,214

SHAREHOLDERS’ DEFICIT
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 2,086,874 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively (excluding 2,577,138 shares subject to possible redemption as of March 31, 2024 and December 31, 2023, respectively.)	209	209
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1 share issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	—
Accumulated deficit	(6,506,330)	(5,581,192)
Total shareholders’ deficit	(6,506,121)	(5,580,983)

TOTAL LIABILITIES, COMMITMENTS AND CONTINGENCIES, AND SHAREHOLDERS’ DEFICIT	$29,496,158	$28,565,916

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLIMATEROCK
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Operating expenses
Formation and operating costs	$670,161	$356,791
Administrative service fees - related party	30,000	30,000
Net loss from operations	(700,161)	(386,791)

Other income
Interest income	23	—
Dividend income on Trust Account	372,627	858,477
Unrealized foreign exchange loss	—	(19,834)
Total other income	372,650	838,643

Net (loss) income	$(327,511)	$451,852

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	2,577,138	7,875,000
Non-redeemable ordinary shares, basic and diluted	2,086,875	2,086,875
Basic and diluted income (loss) earnings per share
Redeemable ordinary shares, basic and diluted	$0.03	$0.07
Non-redeemable ordinary shares, basic and diluted	$(0.20)	$(0.04)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLIMATEROCK
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

	CLASS A ORDINARY SHARES		CLASS B ORDINARY SHARES		PREFERENCE SHARES		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL SHAREHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
Balances - January 1, 2024	2,086,874	$209	1	$—	—	$—	$—	$(5,581,192)	$(5,580,983)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(597,627)	(597,627)
Net loss	—	—	—	—	—	—	—	(327,511)	(327,511)
Balances - March 31, 2024	2,086,874	$209	1	$—	—	$—	$—	$(6,506,330)	$(6,506,121)

Balances - January 1, 2023	118,125	$12	1,968,750	$197	—	$—	$—	$(3,330,176)	$(3,329,967)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(858,477)	(858,477)
Conversion of 1,968,749 Class B ordinary shares to Class A ordinary shares at par value of $0.0001 per share	1,968,749	197	(1,968,749)	(197)	—	—	—	—	—
Net income		—	—	—	—	—	—	451,852	451,852
Balances - March 31, 2023	2,086,874	$209	1	$—	—	$—	$—	$(3,736,801)	$(3,736,592)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLIMATEROCK
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash flows from operating activities:
Net (loss) income	$(327,511)	$451,852
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Dividend income received in Trust Account	(372,627)	(858,477)
Unrealized foreign exchange loss	—	19,834
Changes in operating assets and liabilities:
Accrued liabilities, excluding unrealized foreign exchange loss	161,621	(71,079)
Administrative service fee payable - related party	30,000	24,701
Prepaid expenses	(73,875)	25,916
Net cash used in operating activities	(582,392)	(407,253)

Cash flows from investing activities:
Cash deposited in Trust Account	(225,000)	—
Net cash used in investing activities	$(225,000)	$—

Cash flows from financing activities:
Proceed from related party loan	766,132	50,000
Proceeds from convertible promissory note - related party	300,000	—
Net cash provided by financing activities	1,066,132	50,000

Net increase (decrease) in cash and cash equivalents	258,740	(357,253)
Cash and cash equivalents at beginning of period	57,290	411,711
Cash and cash equivalents at end of period	$316,030	$54,458

Non-cash investing and financial activities:
Remeasurement adjustment on public shares subject to possible redemption	$597,627	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In order to affect a Business Combination, the Company owns subsidiary ClimateRock Holdings Limited, a Cayman Islands exempted company (“Holdings” or “Pubco”), and its subsidiary ClimateRock Merger Sub Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco (” Merger Sub”).

As of March 31, 2024, the Company had not yet commenced operations. All activity through March 31, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and post-offering activities in search for a target to consummate a Business Combination. The Company has selected December 31 as its fiscal year end.

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

At March 31, 2024, the Company had $316,030 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company will provide holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (approximately $11.29 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6).

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

On April 29, 2024, the Company held an extraordinary general meeting in lieu of an annual general meeting of shareholders (the “2024 EGM”) and approved, among other things, an amendment to our amended and restated memorandum and articles of association to (i) extend the date by which we would be required to consummate a Business Combination from May 2, 2024 to May 2, 2025 (or such earlier date as determined by the board of directors in its sole discretion) (“Combination Period”), and (ii) to permit our board of directors, in its sole discretion, to elect to wind up our operations on, or on an earlier date than May 2, 2025. In connection with the 2024 EGM, shareholders holding 111,915 shares of our ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $1.27 million (approximately $11.37 per share) was removed from the Trust Account to pay such holders.

Going concern and management’s plan

As of March 31, 2024, the Company has a cash balance of $316,030 and a working capital deficit of $4,143,621. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the consolidated financial statements. Prior to consummation of a Business Combination, the Company has the ability to secure additional funding from the Sponsor or other related parties. There is no assurance that the Company’s plans to consummate a Business Combination will be successful by May 2, 2025. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements as of March 31, 2024, and for the three months ended March 31, 2024 and 2023 presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the period ending December 31, 2024, or any future period.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 18, 2024.

Prior period reclassifications

To conform with the current period presentation, management has reclassified a portion of the amount previously presented within “Formation and operating costs” on the statement of operations for the quarter ended March 31, 2023, and “Accrued liabilities, excluding unrealized foreign exchange loss” on the statement of cash flows for the quarter ended March 31, 2023 to report “Administrative service fees - related party” and “Administrative service fee payable - related party”, respectively.

Cash and cash equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. As of March 31, 2024 and December 31, 2023, the Company had a cash balance of $316,030 and $57,290 in its working capital account, respectively.

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

The Company’s cash and cash equivalents held in the Trust Account are classified as cash equivalents. Gains and losses resulting from the change in the balance of the cash and cash equivalents held in Trust Account are included in dividend income on Trust Account in the accompanying statements of operations. Dividend income earned is fully reinvested into the cash and cash equivalents held in Trust Account and therefore considered as an adjustment to reconcile net (loss) income to net cash used in operating activities in the consolidated statements of cash flow. Such interest income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of Business Combination (See Note 1).

As of March 31, 2024 and December 31, 2023, the Company had $29,105,841 and $28,508,214 held in the Trust Account, respectively, including dividend income of $372,627 and $858,477 recognized in the three months ended March 31, 2024 and 2023, respectively.

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, the actual results could differ significantly from those estimates.

Ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals zero. Accordingly, ordinary shares subject to possible redemption are presented at redemption value (plus any interest earned and/or dividends on the Trust Account) as temporary equity, outside of the shareholders’ equity section of the Company’s consolidated balance sheets.

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net (loss) income per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” In order to determine the net (loss) income attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed (loss) income allocable to both the redeemable shares and non-redeemable shares and the undistributed (loss) income is calculated using the total net (loss) income less interest income in Trust Account less any dividends paid. We then allocated the undistributed (loss) income ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. At March 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

The net (loss) income per share presented in the consolidated statement of operations is based on the following:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Net (loss) income	$(327,511)	$451,852
Less: Monthly extension fees	225,000	—
Less: Dividend income on Trust Account to be allocated to redeemable shares	372,627	858,477
Net loss excluding monthly extension fees and dividend income on Trust Account	$(925,138)	$(406,625)

	Three months ended March 31, 2024
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity to redemption value and excluding monthly extension fees and dividend income on Trust Account	$(511,192)	$(413,946)
Monthly extension fees	225,000	—
Dividend income on Trust Account	372,627	—
Allocation of net income (loss)	$86,435	$(413,946)

Denominators:
Weighted-average shares outstanding	2,577,138	2,086,875
Basic and diluted net income (loss) per share	$0.03	$(0.20)

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended March 31, 2023
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity to redemption value and excluding dividend income on Trust Account	$(321,443)	$(85,182)
Dividend income on Trust Account	858,477	—
Allocation of net income (loss)	$537,034	$(85,182)

Denominators:
Weighted-average shares outstanding	7,875,000	2,086,875
Basic and diluted net income (loss) per share	$0.07	$(0.04)

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 825, “Financial Instruments” approximates the carrying amounts represented in the consolidated balance sheet, primarily due to its short-term nature.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents held in Trust Account	1	$29,105,841	$28,508,214

Except for the foregoing, the Company does not have any assets measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recent accounting pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On May 2, 2022, the Company consummated its Initial Public Offering of 7,875,000 Units, including 375,000 Units that were issued pursuant to the underwriters’ partial exercise of their over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $78,750,000.

Each unit consists of one Class A ordinary share, one-half of one redeemable warrant and one right. Each whole warrant entitles the holder thereof to purchase one ordinary share for $11.50 per share, subject to certain adjustments. Each right entitles the holder to receive one-tenth of one ordinary share upon consummation of the Company’s initial Business Combination (See Note 7 — Shareholders’ Equity, Class A Ordinary Shares).

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

As of March 31, 2024 and December 31, 2023, the Class A ordinary shares reflected on the consolidated balance sheet are reconciled in the following table.

	As of March 31, 2024	As of December 31, 2023
Gross proceeds	$78,750,000	$78,750,000
Less:
Proceeds allocated to public warrants and public rights	(6,898,500)	(6,898,500)
Offering costs of public shares	(4,647,702)	(4,647,702)
Redemption of shares	(55,265,334)	(55,265,334)
Plus:
Accretion of carrying value to redemption value	16,342,377	15,969,750
Monthly extension fees	825,000	600,000
Ordinary shares subject to possible redemption	$29,105,841	$28,508,214

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Since the underwriters partially exercised the over-allotment option in respect of 375,000 Units and, as agreed with the Company, the underwriters waived their right to further exercise the option (See Note 6), a total of 93,750 of the Founder Shares were no longer subject to forfeiture on May 2, 2022, and 187,500 of the Founder Shares were forfeited, resulting in an aggregate of 1,968,750 Founder Shares issued and outstanding

On March 31, 2023, the Sponsor elected to convert 1,968,749 Class B ordinary shares to class A ordinary shares of the Company, on a one-for-one basis. These conversion shares are subject to the same restrictions as applied to the Class B ordinary shares before the conversion, including among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the prospectus for the Company’s Initial Public Offering. The holder of these conversion shares have no rights to funds in the Trust Account. Following the conversion, the Sponsor owns 1,968,749 Class A ordinary shares and one Class B ordinary share. As of March 31, 2024, the Company had one Class B ordinary share outstanding.

Loans with related party

On September 21, 2022, the Company entered into a loan agreement with Eternal B.V., an affiliate of the Company through common ownership, (the “Lender”) in the principal amount of up to $180,000, on an unsecured basis and bearing no interest (the “Second Eternal Loan”). The Second Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is the date of the consummation of the initial Business Combination of the Company, as amended by the Eternal Loan Amendment. As of March 31, 2024 and December 31, 2023, the outstanding balance of the Second Eternal Loan was $170,603 and no interest was accrued.

Additionally, on November 12, 2022, the Company entered into a loan agreement with the Lender in the principal amount of up to $300,000, on an unsecured basis and bearing no interest (the “Third Eternal Loan”). The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023 and its maturity date is the date of the consummation of the initial Business Combination of the Company, as amended by the Eternal Loan Amendment. As of March 31, 2024 and December 31, 2023, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, the Company entered into a loan agreement with the Lender in the principal amount of up to $50,000, on an unsecured basis and bearing no interest (the “Fourth Eternal Loan”). The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is the earlier of March 31, 2025 or the date of the consummation of the initial Business Combination of the Company, as amended by the Eternal Loan Amendment. As of March 31, 2024 and December 31, 2023, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

On April 12, 2023, the Company entered into a loan agreement with the Lender for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest (the “Fifth Eternal Loan”). The Fifth Eternal Loan was available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date of the loan is the date of the consummation of the initial Business Combination of the Company. As of March 31, 2024 and December 31, 2023, the Company borrowed an additional $153,619 beyond the initial terms of the loan and the outstanding balance of the Fifth Eternal Loan was $653,619 and no interest was accrued.

On November 1, 2023, the Company entered into a loan agreement with the Lender in the principal amount of up to $335,000 on an unsecured basis and bearing no interest (the “Sixth Eternal Loan”). The Sixth Eternal Loan was available to be drawn down from November 1, 2023 and its maturity date is the earlier of August 1, 2024 or the date of the initial Business Combination of the Company. In the event the Company does not repay the Sixth Eternal Loan within 10 days of the consummation of the initial Business Combination of the Company, the Company will pay an interest of five percent (5%) per month to the Lender until the date of repayment of the loan. As of March 31, 2024, the Company borrowed an additional $788,434 beyond the initial terms of the loan and the outstanding balance of the Sixth Eternal Loan was $1,123,434 and no interest was accrued. As of December 31, 2023, the Company borrowed an additional $22,302 beyond the initial terms of the loan and the outstanding balance of the Sixth Eternal Loan was $357,302 and no interest was accrued.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Convertible Promissory Note

On May 2, 2023, the Company issued a convertible promissory note (the “2023 Extension Note”) in the aggregate principal amount of $900,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the Extension Amendment. The Sponsor agreed to pay $75,000 per month until the completion of an initial Business Combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by the Company’s board of directors in its sole discretion). The 2023 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the Company’s liquidation. Per the 2023 Extension Note Amendment, if the Company does not repay the 2023 Extension Note within five days of the maturity date, five percent (5%) interest per month will accrue on the unpaid principal balance until the 2023 Extension Note is fully repaid. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants (the “Conversion Warrants”) at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by the Company at the Initial Public Offering. The Company has determined that the fair value of the 2023 Extension Note is par value. As of March 31, 2024 and December 31, 2023, the outstanding balance of the 2023 Extension Note was $900,000 and $600,000, respectively, and no interest was accrued.

Administrative Service Fee

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor on April 27, 2022 whereby the Sponsor will perform certain services for the Company for a monthly fee of $10,000. On May 2, 2022, the Sponsor entered into an assignment agreement with Gluon Group, an affiliate of the Company, to provide the services detailed in the Administrative Service Agreement. An officer of the Company owns 505 shares of Gluon Group and serves as managing partner. As of March 31, 2024 and December 31, 2023, $39,187 has been paid to Gluon Group for such services and an additional $214,941 and $184,941, respectively, has been accrued.

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Business Combination Agreement

On December 30, 2023, ClimateRock entered into a Business Combination Agreement with GreenRock, a related party through shared management. (See Note 6).

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Transaction Expenses

On May 31, 2022, the Company entered into an agreement (the “EGS Agreement”) with Ellenoff, Grossman & Schole LLP to act as U.S. securities council to the Company in connection with pending acquisition targets for the Company to acquire consistent with its initial public offering and assist in U.S. securities work related to the initial Business Combination. The fee structure for this agreement is as follows: (i) an upfront retainer of $37,500 (ii) billing on an hourly basis for time (iii) each month fifty percent (50%) of the amount billed shall be due and owing (iv) the remaining fifty percent (50%) not paid on a monthly basis will be deferred until the closing of the initial Business Combination and will be paid with a twenty percent (20%) premium. As of March 31, 2024 and December 31, 2023, the total outstanding billed amount for services provided by EGS is $895,679 and $892,784 of which $447,840 and $446,392 (50% of the outstanding balance), respectively, is considered outstanding per the terms of the EGS Agreement and is included in accrued liabilities on the consolidated balance sheet. As the initial Business Combination cannot be deemed probable as of March 31, 2024 and December 31, 2023, respectively, and payment of the deferred portion of the outstanding balance is contingent upon a successful initial Business Combination, no amount was accrued for the deferred portion of the outstanding amount or the premium.

On March 30, 2023, the Maxim Letter Agreement (as defined below) was amended (“Amendment No. 4”) to state that the Company will owe a cash fee payable, at each closing of the Alliance Global Partners equity or equity-linked offering in connection with the contemplated initial Business Combination with EEW (as defined below), equal to one percent (1%) of the gross proceeds received by EEW or its related entities at such closing.

On August 17, 2022, the Company entered into an agreement (the “Maxim Letter Agreement”) with Maxim to pay a fee (the “Maxim Success Fee”) upon completion of one or more successful transactions. On October 3, 2022, the Company amended its agreement with Maxim (the “Maxim Amendment”). The amendment states that the Company shall pay to Maxim, upon closing of such transaction(s), a fee based upon the amount of cash the Company has in the Trust Account immediately prior to consummation of the transaction and/or contributed to the transaction. If the amount of such cash is less than $50,000,000, Maxim’s fee shall be equal to $200,000 in cash and an additional $150,000 of common stock of the post-transaction Company (the “New Common Stock”). If the amount of such cash is equal to or greater than $40 million, the Maxim Success Fee will be $500,000 cash. If the amount of such cash is equal to or greater than $75 million, the Maxim Success Fee will be $500,000 cash and an additional $500,000 payable in either cash or New Common Stock, at the option of the Company. The New Common Stock will be issued to Maxim Partners LLC, will be valued at the same price per share/exchange ratio as in the definitive transaction documentation, and it will have unlimited piggyback registration rights. The Maxim Success Fee will be paid upon the consummation of the transaction.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On July 11, 2022, the Company entered into an agreement (the “ATLANTRA Letter Agreement”) with ALANTRA Corporate Finance, S.A.U. (“ALANTRA”) and U.N. SDG Support Holdings LLC (“Sponsor Entity”). On October 3, 2022, the Company amended its agreement with ALANTRA (the “ALANTRA Letter Agreement”). The Company will pay ALANTRA a retainer of $15,000 at signing of the ALANTRA Letter Agreement and $20,000 per month that is due and payable on the last day of each month for a maximum period of five months. Should the aggregated Transaction value be above $400,000,000, the retainer fee will increase up to $40,000 per month with the same maximum five-month period for the payment of any retainer fee.

The Company will also have transactions fees (“ALANTRA Success Fee”), if a transaction which is introduced by ALANTRA, or by another institution to which no fees are due by the Company (e.g. an institution acting on behalf of a Target) is Completed (as defined below) the following remuneration will be due to ALANTRA as a remuneration for its services:

●	$1,600,000 payable by the Company

●	$1,600,000 payable by or on behalf of the Sponsor Entity

If a transaction is completed in North America, Asia, or Africa which is not introduced by ALANTRA and such Transaction requires an introductory, co-advisory, or similar fee due by the Company, the Company shall pay ALANTRA an ALANTRA Success Fee in the form of:

●	For the first $300,000,000 of aggregated value of the transaction, 0.85% of each transaction purchase price

●	For the aggregated value of the transaction above the first $300,000,000, 0.4% of each transaction purchase price

Notwithstanding the above, it is agreed that the ALANTRA Success Fee will be subject to a minimum of EUR 1,000,000.

Each ALANTRA Success Fee shall be payable upon consummation of the applicable transaction (i.e. when the transaction is closed, following fulfillment, if applicable, of conditions precedent) regardless of (i) the calendar for the payment of the price, (ii) how the purchase price is funded, (iii) and any deferred payment subsequent to consummation of the transaction, or (iv) any adjustment to the price of the transaction subsequent to consummation (“Completed”).

On January 4, 2024, the Company entered into an agreement (the “MZHCI Agreement”) with MZHCI, LLC (“MZHCI”) wherein MZHCI would act as consultant and advise, counsel, and inform designated officers and employees of the Company as it relates to pre & post IPO, De-SPAC readiness assessment, post transaction close preparation advisory, overall capital markets climate related to global macroeconomic conditions, world-leading exchanges, Company’s competitors, related business acquisitions in the relevant market segments, and other aspects of/or concerning the Company’s business about which MZHCI has knowledge or expertise. The MZHCI Agreement became effective upon execution and will remain active for a period of six months with automatic renewal every six months thereafter. Prior to the De-SPAC of the Company, the Company shall pay MZHCI $12,000 per month and subsequent to De-SPAC, the Company shall pay MZHCI $15,000 per month. At the successful close of the initial Business Combination, the Company will issue MZHCI $120,000 worth of ClimateRock restricted common stock, valued at the closing price on the first day of trading after the successful close of the initial Business Combination.

Business Combination Agreement

On October 6, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Pubco, Merger Sub, and E.E.W. Eco Energy World PLC, a company formed under the laws of England and Wales (the “EEW”).

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 7. SHAREHOLDERS’ EQUITY

Class A Ordinary Shares  — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of  $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 2,086,874 Class A shares issued and outstanding, respectively.

Class B Ordinary Shares  — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of  $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there was one Class B ordinary share outstanding, respectively.

Preference Shares  — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were no preferred shares outstanding, respectively.

Warrants —  The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering (together, the “Warrants”), except that the Private Placement Warrants will be subject to certain restrictions on transfer and entitled to registration rights.

The Warrants may only be exercised for a whole number of shares. The Private Placement Warrants (including ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable, or salable until 30 days after the completion of the initial Business Combination. Following such period, the Private Placement Warrants (including the ordinary shares issuable upon exercise of the Private Placement Warrants) will be transferable, assignable, or salable, except that the Private Placement Warrants will not trade. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

If: (i) the Company issues additional ordinary shares or securities convertible into or exercisable or exchangeable for shares of ordinary shares for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary shares, with such issue price or effective issue price to be determined in good faith by the board of directors (and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by such holder or affiliates, as applicable, prior to such issuance) (the “New Issuance Price”); (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation thereof (net of redemptions); and (iii) the volume weighted average trading price of the ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the Warrant Price shall be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the New Issuance Price and the Redemption Trigger Price ($18.00) shall be adjusted to equal to 180% of the greater of the Market Value and the Newly Issued Price.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 8. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the consolidated balance sheet date but before the consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2024, up through the date the Company issued the consolidated financial statements.

On April 10, 2024, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying the Company that the Company’s public holders of its Class A ordinary shares (“Public Holders”) were below the 400 Public Holders minimum requirement for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(2) (the “Public Holders Requirement”). The notifications received have no immediate effect on the Company’s Nasdaq listing. The Nasdaq rules provide the Company 45 calendar days to submit a plan to regain compliance and a compliance period of up to 180 calendar days in which to evidence compliance.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On April 19, 2024, the Company received a notice from Ms. Caroline Harding, an independent director of the Company, of her decision to resign as a member of the Company’s board of directors and all committees thereof, effective April 26, 2024. Ms. Harding has been an independent director of the Company for approximately 2 years since April 2022. The resignation of Ms. Harding is for personal reasons and does not result from any dispute with the Company.

On April 24, 2024, the Company received a notice from Mr. Randolph Sesson, Jr., an independent director of the Company, of his decision to resign as a member of the board of directors and all committees thereof, effective April 26, 2024. Mr. Sesson, Jr. has been an independent director of the Company for more than 2 years since the inception of the Company in December 2021. The resignation of Mr. Sesson, Jr. is for personal reasons and does not result from any dispute with the Company.

April 29, 2024, the Company held the 2024 EGM and approved, among other things, an amendment to the amended and restated memorandum and articles of association to (i) extend the date by which the Company would be required to consummate a Business Combination from May 2, 2024 to May 2, 2025 (or such earlier date as determined by the board of directors in its sole discretion) and (ii) to permit the Company’s board of directors, in its sole discretion, to elect to wind up operations on, or on an earlier date than May 2, 2025. In connection with the 2024 EGM, shareholders holding 111,915 shares of ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $1.27 million (approximately $11.37 per share) was removed from the Trust Account to pay such holders.

On April 30, 2024, the Company issued a convertible promissory note (the “2024 Extension Note”) in the aggregate principal amount of $600,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 EGM. The Sponsor agreed to pay $50,000 per month that the board of directors decides to take to complete an initial Business Combination, commencing on May 2, 2024 and continuing through May 2, 2025 (or such earlier date as determined by the Company’s board of directors in its sole discretion). The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the Company’s liquidation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to ClimateRock. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to U.N. SDG Support LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

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

As of March 31, 2024, the Company had not yet commenced any operations. All activity through March 31, 2024 relates to the Company’s formation and our Initial Public Offering, which is described below, and post-offering activities in search for a target to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Business Combination with EEW

On October 6, 2022, the Company entered into the Original Business Combination Agreement with Pubco, Merger Sub, and EEW. On August 3, 2023, the Company entered into the Business Combination Agreement with Pubco, Merger Sub and EEW. The Original Business Combination Agreement was amended, among other things, to (i) extend the date that either the Company or EEW can terminate the Business Combination Agreement if the closing does not occur by September 30, 2023, and (ii) provide for a contingent earn out of USD $150,000,000 in shares based on the achievement of a 2023 revenue milestone of USD $52,000,000.

On November 29, 2023, the Company notified EEW that the Company had elected to terminate the Business Combination Agreement among effective immediately, pursuant to Section 9.1(b) and 9.2 thereof, since the conditions to the closing of the initial Business Combination were not satisfied or waived by the outside date of September 30, 2023. As a result, the Business Combination Agreement is of no further force and effect, except for certain specified provisions in the Business Combination Agreement, which shall survive the termination and remain in full force and effect in accordance with their respective terms.

Extensions of Our Business Combination Period

On April 27, 2023, the Company held the 2023 EGM and approved, among other things, amendment to the Company’s amended and restated memorandum and articles of association to (i) extend the date by which the Company would be required to consummate a Business Combination from November 2, 2023 (assuming the Sponsor was to have effected the paid extensions as described in the definitive proxy statement as filed with the SEC on April 11, 2023) to May 2, 2024 (or such earlier date as determined by the Company’s board of directors in its sole discretion) , and (ii) to permit its board of directors, in its sole discretion, to elect to wind up the Company’s operations on, or on an earlier date than May 2, 2024 (including prior to May 2, 2023). In connection with the 2023 EGM, shareholders holding 5,297,862 Class A ordinary shares issued in the Company’s Initial Public Offering exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $55,265,334 (approximately $10.43 per share) will be removed from the Company’s Trust Account to pay such holders. On May 2, 2023, the Company issued the 2023 Extension Note in the aggregate principal amount of $900,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the Extension Amendment. As of March 31, 2024 and May 10, 2024, $825,000 and $900,000 had been deposited into the Trust Account, respectively.

On April 29, 2024, the Company held the 2024 EGM and approved, among other things, an amendment to our amended and restated memorandum and articles of association to (i) extend the date by which we would be required to consummate a Business Combination from May 2, 2024 to May 2, 2025 (or such earlier date as determined by the board of directors in its sole discretion) and (ii) to permit our board of directors, in its sole discretion, to elect to wind up our operations on, or on an earlier date than May 2, 2025. In connection with the 2024 EGM, shareholders holding 111,915 shares of our ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $1.27 million (approximately $11.37 per share) was removed from the Trust Account to pay such holders.

On April 30, 2024, the Company issued the 2024 Extension Note in the aggregate principal amount of $600,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 EGM. The Sponsor agreed to pay $50,000 per month that the board of directors decides to take to complete an initial Business Combination, commencing on May 2, 2024 and continuing through May 2, 2025 (or such earlier date as determined by the Company’s board of directors in its sole discretion). The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the Company’s liquidation. As of May 10, 2024, $50,000 had been deposited into the Trust Account.

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

For a full description of the GreenRock Merger Agreement and the proposed GreenRock Business Combination, please see Note 6 — “Commitments and Contingencies, Business Combination Agreement” and Part I, Item 1. Business, — “GreenRock Business Combination” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

Our entire activity since inception up to March 31, 2024 is related to our formation, and our Initial Public Offering, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We will generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering. We also expect to incur increased expenses as a result of becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in search for a target to consummate an initial Business Combination.

For the three months ended March 31, 2024, the Company reported a net loss of $327,511, comprised of $372,627 of dividend income earned on the Trust Account and $23 of interest income offset by formation and operating costs of $670,161 and administrative service fees - related party of $30,000.

For the three months ended March 31, 2023, the Company reported a net income of $451,852, comprised of $858,477 of dividend income earned on the Trust Account offset by unrealized foreign exchange loss of $19,834, formation and operating costs of $356,791, and administrative success fees - related party of $30,000.

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

Related-Party Loans

In order to finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans.

On September 21, 2022, the Company entered into a loan agreement with Eternal B.V., an affiliate of the Company through common ownership, (the “Lender”) in the principal amount of up to $180,000, on an unsecured basis and bearing no interest (the “Second Eternal Loan”). The Second Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is the date of the consummation of the initial Business Combination of the Company, as amended by the Eternal Loan Amendment. As of March 31, 2024 and December 31, 2023, the outstanding balance of the Second Eternal Loan was $170,603 and no interest was accrued.

Additionally, on November 12, 2022, the Company entered into a loan agreement with the Lender in the principal amount of up to $300,000, on an unsecured basis and bearing no interest (the “Third Eternal Loan”). The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023 and its maturity date is the date of the consummation of the initial Business Combination of the Company, as amended by the Eternal Loan Amendment. As of March 31, 2024 and December 31, 2023, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, the Company entered into a loan agreement with the Lender in the principal amount of up to $50,000, on an unsecured basis and bearing no interest (the “Fourth Eternal Loan”). The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is the earlier of March 31, 2025 or the date of the consummation of the initial Business Combination of the Company, as amended by the Eternal Loan Amendment. As of March 31, 2024 and December 31, 2023, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

On April 12, 2023, the Company entered into a loan agreement with the Lender for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest (the “Fifth Eternal Loan”). The Fifth Eternal Loan was available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date of the loan is the date of the consummation of the initial Business Combination of the Company. As of March 31, 2024 and December 31, 2023, the Company borrowed an additional $153,619 beyond the initial terms of the loan and the outstanding balance of the Fifth Eternal Loan was $653,619 and no interest was accrued.

On November 1, 2023, the Company entered into a loan agreement with the Lender in the principal amount of up to $335,000 on an unsecured basis and bearing no interest (the “Sixth Eternal Loan”). The Sixth Eternal Loan was available to be drawn down from November 1, 2023 and its maturity date is the earlier of August 1, 2024 or the date of the initial Business Combination of the Company. In the event the Company does not repay the Sixth Eternal Loan within 10 days of the consummation of the initial Business Combination of the Company, the Company will pay an interest of five percent (5%) per month to the Lender until the date of repayment of the loan. As of March 31, 2024, the Company borrowed an additional $788,434 beyond the initial terms of the loan and the outstanding balance of the Sixth Eternal Loan was $1,123,434 and no interest was accrued. As of December 31, 2023, the Company borrowed an additional $22,302 beyond the initial terms of the loan and the outstanding balance of the Sixth Eternal Loan was $357,302 and no interest was accrued.

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

Convertible Promissory Note

On May 2, 2023, the Company issued the 2023 Extension Note in the aggregate principal amount of $900,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments in lieu of Paid Extensions for the benefit of each Public Share that was not redeemed in connection with the Extension Amendment. The Sponsor agreed to pay $75,000 per month until the completion of an initial Business Combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by the Company’s board of directors in its sole discretion). The 2023 Extension Note bears no interest during the drawdown period of the note and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the Company’s liquidation. Per the 2023 Extension Note Amendment, if the Company does not repay the 2023 Extension Note within five days of the maturity date, five percent (5%) interest per month will accrue on the unpaid principal balance until the 2023 Extension Note is fully repaid. At any time prior to the payment in full of the principal balance of the convertible promissory note, the sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants (the “Conversion Warrants”) at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the private placement warrants issued by the Company at the initial public offering. The Company has determined that the fair value of the 2023 Extension Note is par value. As of March 31, 2024, the outstanding balance of the 2023 Extension Note was $900,000 and no interest was accrued.

On April 30, 2024, the Company issued the 2024 Extension Note in the aggregate principal amount of $600,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 EGM. The Sponsor agreed to pay $50,000 per month that the board of directors decides to take to complete an initial Business Combination, commencing on May 2, 2024 and continuing through May 2, 2025 (or such earlier date as determined by the Company’s board of directors in its sole discretion). The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the Company’s liquidation.

Going Concern

As of March 31, 2024, the Company has a cash balance of $316,030 and a working capital deficit of $4,143,621. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the consolidated financial statements. Prior to consummation of a Business Combination, the Company has the ability to secure additional funding from the Sponsor or other related parties. There is no assurance that the Company’s plans to consummate a Business Combination will be successful by May 2, 2025. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024.

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

Transaction Expenses

On May 31, 2022, the Company entered into an agreement (the “EGS Agreement”) with Ellenoff, Grossman & Schole LLP to act as U.S. securities council to the Company in connection with pending acquisition targets for the Company to acquire consistent with its Initial Public Offering and assist in U.S. securities work related to the initial Business Combination. The fee structure for this agreement is as follows: (i) an upfront retainer of $37,500 (ii) billing on an hourly basis for time (iii) each month fifty percent (50%) of the amount billed shall be due and owing (iv) the remaining fifty percent (50%) not paid on a monthly basis will be deferred until the closing of the initial Business Combination and will be paid with a twenty percent (20%) premium. As of March 31, 2024, and December 31, 2023, the total outstanding billed amount for services provided by EGS is $895,679 and $892,784 of which $447,840 and $446,392 (50% of the outstanding balance), respectively, is considered outstanding per the terms of the EGS Agreement and is included in accrued liabilities on the consolidated balance sheet. As the initial Business Combination cannot be deemed probable as of March 31, 2024 and December 31, 2023, respectively, and payment of the deferred portion of the outstanding balance is contingent upon a successful initial Business Combination, no amount was accrued for the deferred portion of the outstanding amount or the premium.

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

On January 4, 2024, the Company entered into the MZHCI Agreement with MZHCI wherein MZHCI would act as consultant and advise, counsel, and inform designated officers and employees of the Company as it relates to pre & post IPO, De-SPAC readiness assessment, post transaction close preparation advisory, overall capital markets climate related to global macroeconomic conditions, world-leading exchanges, Company’s competitors, related business acquisitions in the relevant market segments, and other aspects of/or concerning the Company’s business about which MZHCI has knowledge or expertise. The MZHCI Agreement became effective upon execution and will remain active for a period of six months with automatic renewal every six months thereafter. Prior to the De-SPAC of the Company, the Company shall pay MZHCI $12,000 per month and subsequent to De-SPAC, the Company shall pay MZHCI $15,000 per month. At the successful close of the initial Business Combination, the Company will issue MZHCI $120,000 worth of ClimateRock restricted common stock, valued at the closing price on the first day of trading after the successful close of the initial Business Combination.

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

Loans with Related Party

On September 21, 2022, the Company entered into a loan agreement with the Lender in the principal amount of up to $180,000, on an unsecured basis and bearing no interest (the “Second Eternal Loan”). The Second Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is the date of the consummation of the initial Business Combination of the Company, as amended by the Eternal Loan Amendment. As of March 31, 2024 and December 31, 2023, the outstanding balance of the Second Eternal Loan was $170,603 and no interest was accrued.

Additionally, on November 12, 2022, the Company entered into a loan agreement with the Lender in the principal amount of up to $300,000, on an unsecured basis and bearing no interest (the “Third Eternal Loan”). The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023 and its maturity date is the date of the consummation of the initial Business Combination of the Company, as amended by the Eternal Loan Amendment. As of March 31, 2024 and December 31, 2023, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, the Company entered into a loan agreement with the Lender in the principal amount of up to $50,000, on an unsecured basis and bearing no interest (the “Fourth Eternal Loan”). The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is the earlier of March 31, 2025 or the date of the consummation of the initial Business Combination of the Company, as amended by the Eternal Loan Amendment. As of March 31, 2024 and December 31, 2023, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

On April 12, 2023, the Company entered into a loan agreement with the Lender for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest (the “Fifth Eternal Loan”). The Fifth Eternal Loan was available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date of the loan is the date of the consummation of the initial Business Combination of the Company. As of March 31, 2024 and December 31, 2023, the Company borrowed an additional $153,619 beyond the initial terms of the loan and the outstanding balance of the Fifth Eternal Loan was $653,619 and no interest was accrued.

On November 1, 2023, the Company entered into a loan agreement with the Lender in the principal amount of up to $335,000 on an unsecured basis and bearing no interest (the “Sixth Eternal Loan”). The Sixth Eternal Loan was available to be drawn down from November 1, 2023 and its maturity date is the earlier of August 1, 2024 or the date of the initial Business Combination of the Company. In the event the Company does not repay the Sixth Eternal Loan within 10 days of the consummation of the initial Business Combination of the Company, the Company will pay an interest of five percent (5%) per month to the Lender until the date of repayment of the loan. As of March 31, 2024, the Company borrowed an additional $788,434 beyond the initial terms of the loan and the outstanding balance of the Sixth Eternal Loan was $1,123,434 and no interest was accrued. As of December 31, 2023, the Company borrowed an additional $22,302 beyond the initial terms of the loan and the outstanding balance of the Sixth Eternal Loan was $357,302 and no interest was accrued.

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

Convertible Promissory Note

On May 2, 2023, the Company issued the 2023 Extension Note in the aggregate principal amount of $900,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments in lieu of the Paid Extensions for the benefit of each Public Share that was not redeemed in connection with the Extension Amendment. The Sponsor agreed to pay $75,000 per month until the completion of an initial Business Combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by the Company’s board of directors in its sole discretion). The 2023 Extension Note bears no interest during the drawdown period of the note and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the Company’s liquidation. Per the 2023 Extension Note Amendment, if the Company does not repay the 2023 Extension Note within five days of the maturity date, five percent (5%) interest per month will accrue on the unpaid principal balance until the 2023 Extension Note is fully repaid. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants (the “Conversion Warrants”) at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by the Company at the Initial Public Offering. The Company has determined that the fair value of the 2023 Extension Note is par value. As of March 31, 2024, $900,000 has been drawn down under the 2023 Extension Note.

On April 30, 2024, the Company issued the 2024 Extension Note in the aggregate principal amount of $600,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 EGM. The Sponsor agreed to pay $50,000 per month that the board of directors decides to take to complete an initial Business Combination, commencing on May 2, 2024 and continuing through May 2, 2025 (or such earlier date as determined by the Company’s board of directors in its sole discretion). The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the Company’s liquidation.

Administrative Service Fee

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor on April 27, 2022 whereby the Sponsor will perform certain services for the Company for a monthly fee of $10,000. On May 2, 2022, the Sponsor entered into an assignment agreement with Gluon Group, an affiliate of the Company, to provide the services detailed in the Administrative Service Agreement. An officer of the Company owns 505 shares of Gluon Group and serves as managing partner. As of March 31, 2024, $39,187 has been paid to Gluon Group for such services and an additional $214,941 and $184,941, respectively, has been accrued.

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

Critical Accounting Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies”, of the unaudited Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Certifying Officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of the quarterly period ended March 31, 2024.

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

Changes in Internal Control Over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarterly ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) Annual Reports on Form 10-K for the year ended December 31, 2023 and December 31, 2022, as filed with the SEC on March 18, 2024 and February 17, 2023, respectively, and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2023, June 30, 2023, March 31, 2023, September 30, 2022, and June 30, 2022, as filed with the SEC on November 14, 2023 and amended on March 14, 2024, August 14, 2023 and amended on March 14, 2024, May 8, 2023 and amended on March 14, 2024, November 9, 2022 and amended on December 21, 2022 and March 14, 2024, and August 11, 2022 and amended on March 14, 2024, respectively, and (iv) definitive proxy statements on Schedule 14A, as filed with the SEC on April 11, 2023 and April 12, 2024, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to GreenRock and the GreenRock Business Combination, please see the Registration Statement on Form F-4 filed by Pubco in connection with the GreenRock Business Combination on January 26, 2024, as amended on March 29, 2024 and as may be further amended from time to time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the on SEC on June 10, 2022. There has been no material change in the planned use of proceeds from the Company’s Initial Public Offering and Private Placement as described in the registration statement for the Initial Public Offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no such repurchases of our equity securities by us or an affiliate during the quarterly period covered by this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarterly period ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of December 30, 2023, by and among ClimateRock, Holdings, the Merger Subs and GreenRock (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2024).
3.1	An amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2024)
10.1	Form of Voting and Support Agreement, dated as of December 30, 2023, by and among ClimateRock, GreenRock, and the GreenRock Shareholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2024).
10.2	Sponsor Support Agreement, dated as of December 30, 2023, by and among ClimateRock, GreenRock and the Sponsor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2024).
10.3	Promissory Note, dated as of April 30, 2024, by and between ClimateRock and U.N. SDG Support LLC (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2024).
10.4	Consulting Agreement, dated as of January 4, 2024, by and between Climaterock and MZHCI, LLC.*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2024	CLIMATEROCK

	By:	/s/ Per Regnarsson
Per Regnarsson
Chief Executive Officer

	By:	/s/ Abhishek Bawa
Abhishek Bawa
Chief Financial Officer
(Principal Financial and Accounting Officer)