Form 10-Q
period 2024-06-30
ClimateRock
filed 2024-08-12
CIK 1903392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 12, 2024, there were 4,552,097 Class A ordinary shares, par value $0.0001 per share , and one Class B ordinary share, par value $0.0001 per share, issued and outstanding.

CLIMATEROCK
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024
TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CLIMATEROCK
CONSOLIDATED BALANCE SHEETS

	June 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current assets
Cash	$6,077	$57,290
Prepaid expenses	40,500	412
Total current assets	46,577	57,702

Non-current assets
Cash and cash equivalents held in Trust Account	28,376,781	28,508,214
Total non-current assets	28,376,781	28,508,214

TOTAL ASSETS	$28,423,358	$28,565,916

LIABILITIES, COMMITMENTS AND CONTINGENCIES, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities	$1,052,978	$959,720
Administrative service fee payable - related party	244,941	184,941
Loan payable - related party	2,689,785	1,481,524
Convertible promissory note payable - related party	1,000,000	600,000
Total current liabilities	4,987,704	3,226,185

Non-current liabilities
Loan payable - related party	—	50,000
Deferred underwriting commission payable	2,362,500	2,362,500
Total non-current liabilities	2,362,500	2,412,500

TOTAL LIABILITIES	$7,350,204	$5,638,685

COMMITMENTS AND CONTINGENCIES (see Note 6)
Class A ordinary shares, $0.0001 par value, subject to possible redemption 2,465,223 and 2,577,138 shares at redemption value of $11.51 and $11.06 per share, including dividends earned on Trust Account, at June 30, 2024 and December 31, 2023, respectively	28,376,781	28,508,214

SHAREHOLDERS’ DEFICIT
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 2,086,874 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively (excluding 2,465,223 and 2,577,138 shares subject to possible redemption as of June 30, 2024 and December 31, 2023, respectively.)	209	209
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1 share issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	—
Accumulated deficit	(7,303,836)	(5,581,192)
Total shareholders’ deficit	(7,303,627)	(5,580,983)

TOTAL LIABILITIES, COMMITMENTS AND CONTINGENCIES, AND SHAREHOLDERS’ DEFICIT	$28,423,358	$28,565,916

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLIMATEROCK
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Operating expenses
Formation and operating costs	$592,646	$409,375	$1,262,807	$786,000
Administrative service fees - related party	$30,000	$30,000	$60,000	$60,000
Net loss from operations	$(622,646)	$(439,375)	$(1,322,807)	$(846,000)

Other income
Interest income	140	120	163	120
Dividend income on Trust Account	368,183	546,053	740,810	1,404,530
Total other income	$368,323	$546,173	$740,973	$1,404,650

Net (loss) income	$(254,323)	$106,798	$(581,834)	$558,650

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	2,499,658	4,090,813	2,538,398	5,972,453
Non-redeemable ordinary shares, basic and diluted	2,086,875	2,086,875	2,086,875	2,086,875
Basic and diluted income (loss) earnings per share
Redeemable ordinary shares, basic and diluted	$0.04	0.07	$0.08	0.14
Non-redeemable ordinary shares, basic and diluted	$(0.17)	$(0.10)	$(0.37)	$(0.12)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLIMATEROCK
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND JUNE 30, 2023

	CLASS A ORDINARY SHARES		CLASS B ORDINARY SHARES		PREFERENCE SHARES		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL SHAREHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
Balances - January 1, 2024	2,086,874	$209	1	$—	—	$—	$—	$(5,581,192)	$(5,580,983)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(597,627)	(597,627)
Net loss	—	—	—	—	—	—	—	(327,511)	(327,511)
Balances - March 31, 2024	2,086,874	$209	1	$—	—	$—	$—	$(6,506,330)	$(6,506,121)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(543,183)	(543,183)
Net loss	—	—	—	—	—	—	—	(254,323)	(254,323)
Balances - June 30, 2024	2,086,874	$209	1	$—	—	$—	$—	$(7,303,836)	$(7,303,627)

Balances - January 1, 2023	118,125	$12	1,968,750	$197	—	$—	$—	$(3,330,176)	$(3,329,967)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(858,477)	(858,477)
Conversion of 1,968,749 Class B ordinary shares to Class A ordinary shares at par value of $0.0001 per share	1,968,749	197	(1,968,749)	(197)	—	—	—	—	—
Net income		—	—	—	—	—	—	451,852	451,852
Balances - March 31, 2023	2,086,874	$209	1	$—	—	$—	$—	$(3,736,801)	$(3,736,592)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(696,053)	(696,053)
Net income	—	—	—	—	—	—	—	106,798	106,798
Balances - June 30, 2023	2,086,874	$209	1	$—	—	$—	$—	$(4,326,056)	$(4,325,847)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLIMATEROCK
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND JUNE 30, 2023

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash flows from operating activities:
Net (loss) income	$(581,834)	$558,650
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Dividend income received in Trust Account	(740,810)	(1,404,530)
Changes in operating assets and liabilities:
Accrued liabilities, excluding unrealized foreign exchange loss	93,258	62,998
Administrative service fee payable - related party	60,000	60,000
Prepaid expenses	(40,088)	25,112
Net cash used in operating activities	$(1,209,474)	$(697,770)

Cash flows from investing activities:
Cash deposited in trust account for monthly extension fees	(400,000)	(150,000)
Proceeds from sales of marketable securities in trust account	1,272,243	55,265,334
Net cash provided by investing activities	$872,243	$55,115,334

Cash flows from financing activities:
Proceed from related party loan	1,158,261	375,000
Proceed from convertible promissory note - related party	400,000	225,000
Repayment of related party loans	—	(9,397)
Payment for redemption of ordinary shares	(1,272,243)	(55,265,334)
Net cash provided by (used in) financing activities	$286,018	$(54,674,731)

Net decrease in cash and cash equivalents	$(51,213)	$(257,167)
Cash and cash equivalents at beginning of period	57,290	411,711
Cash and cash equivalents at end of period	$6,077	$154,544

Non-cash investing and financial activities:
Remeasurement adjustment on public shares subject to possible redemption	1,140,810	1,404,530

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

ClimateRock (the “Company”) is a Cayman Islands exempted company incorporated as a blank check company on December 6, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company focuses on opportunities in climate change, environment, renewable energy and emerging, clean technologies.

In order to affect a Business Combination, the Company owns subsidiary ClimateRock Holdings Limited, a Cayman Islands exempted company (“Holdings” or “Pubco”), and its subsidiary ClimateRock Merger Sub Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco (“ Merger Sub”).

As of June 30, 2024, the Company had not yet commenced operations. All activity through June 30, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and post-offering activities in search for a target to consummate a Business Combination. The Company has selected December 31 as its fiscal year end.

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

At June 30, 2024, the Company had $6,077 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company will provide holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (approximately $11.51 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6).

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

On April 27, 2023, the Company held the 2023 EGM and approved, among other things, an amendment to the Company’s amended and restated memorandum and articles of association to (i) extend the date by which the Company would be required to consummate a Business Combination from November 2, 2023 (assuming the Sponsor was to have effected and paid extensions as described in the definitive proxy statement as filed with U.S. Securities and Exchange Commission (the “SEC”) on April 11, 2023) to May 2, 2024 (or such earlier date as determined by the Company’s board of directors in its sole discretion) (the “Extension Amendment”) and (ii) to permit its board of directors, in its sole discretion, to elect to wind up the Company’s operations on, or on an earlier date than May 2, 2024 (including prior to May 2, 2023). In connection with the 2023 EGM, shareholders holding 5,297,862 shares of the Company’s ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $55,265,334 (approximately $10.43 per share) was removed from the Trust Account to pay such holders. The redemption occurred on May 2, 2023.

On April 10, 2024, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying the Company that the Company’s Public Share holders were below the 400 Public Holders minimum requirement for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(2) (the “Public Holders Requirement”). The notifications received have no immediate effect on the Company’s Nasdaq listing. The Nasdaq rules provide the Company 45 calendar days to submit a plan to regain compliance and a compliance period of up to 180 calendar days in which to evidence compliance. The Company submitted to the Staff a plan to regain compliance on time.

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On April 29, 2024, the Company held an extraordinary general meeting in lieu of an annual meeting of shareholders (the “2024 EGM”) and approved, among other things, an amendment to the amended and restated memorandum and articles of association to (i) extend the date by which the Company would be required to consummate a Business Combination from May 2, 2024 to May 2, 2025 (or such earlier date as determined by the board of directors in its sole discretion) and (ii) to permit the Company’s board of directors, in its sole discretion, to elect to wind up operations on, or on an earlier date than May 2, 2025. In connection with the 2024 EGM, shareholders holding 111,915 shares of ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $1.27 million (approximately $11.37 per share) was removed from the Trust Account to pay such holders.

On May 20, 2024, the board of directors of the Company appointed Dariusz Sliwinski as a director, effective immediately. Mr. Sliwinski qualifies as an independent director and is appointed to serve as the chair of the audit committee and the member of the compensation committee and the nominating and corporate governance committee of the board of directors.

Going concern and management’s plan

As of June 30, 2024, the Company has a cash balance of $6,077 and a working capital deficit of $4,941,127. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the consolidated financial statements. Prior to consummation of a Business Combination, the Company has the ability to secure additional funding from the Sponsor or other related parties. There is no assurance that the Company’s plans to consummate a Business Combination will be successful by May 2, 2025. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023 presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the period ending December 31, 2024, or any future period.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 18, 2024.

Cash and cash equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. As of June 30, 2024 and December 31, 2023, the Company had a cash balance of $6,077 and $57,290 in its working capital account, respectively.

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of June 30, 2024 and December 31, 2023, the Company had $28,376,781 and $28,508,214 held in the Trust Account, respectively, including $740,810 and $2,134,446 dividends earned on cash and cash equivalents held in Trust Account in the six months ended June 30, 2024 and the year ended December 31, 2023, respectively.

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Net (loss) income per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” In order to determine the net (loss) income attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed (loss) income allocable to both the redeemable shares and non-redeemable shares and the undistributed (loss) income is calculated using the total net (loss) income less interest income in Trust Account less any dividends paid. We then allocated the undistributed (loss) income ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the Public Shareholders. At June 30, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

The net (loss) income per share presented in the consolidated statement of operations is based on the following:

	Three months ended June 30, 2024	Three months ended June 30, 2023
Net (loss) income	$(254,323)	$106,798
Less: Monthly extension fees	175,000	150,000
Less: Dividend income on Trust Account to be allocated to redeemable shares	368,183	546,053
Net loss excluding monthly extension fees and dividend income on Trust Account	$(797,506)	$(589,255)

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended June 30, 2024
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding dividend income on trust account	$(434,640)	$(362,866)
Dividend income on trust account	368,183	—
Monthly extension fees	175,000	—
Accretion of temporary equity to redemption value	—
Allocation of net income (loss)	$108,543	$(362,866)

Denominators:
Weighted-average shares outstanding	2,499,658	2,086,875
Basic and diluted net income (loss) per share	$0.04	$(0.17)

	Three months ended June 30, 2023
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding dividend income on trust account	$(390,200)	$(199,055)
Dividend income on trust account	$546,053	$—
Monthly extension fees	$150,000	$—
Accretion of temporary equity to redemption value	$—	$—
Allocation of net income (loss)	$305,853	$(199,055)

Denominators:
Weighted-average shares outstanding	4,090,813	2,086,875
Basic and diluted net income (loss) per share	$0.07	$(0.10)

	Six months ended June 30, 2024	Six months ended June 30, 2023
Net (loss) income	$(581,834)	$558,650
Less: Monthly extension fees	400,000	150,000
Less: Dividend income on Trust Account to be allocated to redeemable shares	740,810	1,404,530
Net loss excluding monthly extension fees and dividend income on Trust Account	$(1,722,644)	$(995,880)

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six months ended June 30, 2024
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding dividend income on trust account	$(945,405)	$(777,239)
Dividend income on trust account	740,810	—
Monthly extension fees	400,000	—
Accretion of temporary equity to redemption value	—
Allocation of net income (loss)	$195,405	$(777,239)

Denominators:
Weighted-average shares outstanding	2,538,398	2,086,875
Basic and diluted net income (loss) per share	$0.08	$(0.37)

	Six months ended June 30, 2023
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding dividend income on trust account	$(738,008)	$(257,872)
Dividend income on trust account	$1,404,530	$—
Monthly extension fees	$150,000	$—
Accretion of temporary equity to redemption value	$—	$—
Allocation of net income (loss)	$816,522	$(257,872)

Denominators:
Weighted-average shares outstanding	5,972,453	2,086,875
Basic and diluted net income (loss) per share	$0.14	$(0.12)

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 825, “Financial Instruments” approximates the carrying amounts represented in the consolidated balance sheet, primarily due to its short-term nature.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents held in Trust Account	1	$28,376,781	$28,508,214

Except for the foregoing, the Company does not have any assets measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023.

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2024 and December 31, 2023, the Class A ordinary shares reflected on the consolidated balance sheet are reconciled in the following table.

	As of June 30, 2024	As of December 31, 2023
Gross proceeds	$78,750,000	$78,750,000
Less:
Proceeds allocated to public warrants and public rights	(6,898,500)	(6,898,500)
Offering costs of public shares	(4,647,702)	(4,647,702)
Redemption of shares	(56,537,577)	(55,265,334)
Plus:
Accretion of carrying value to redemption value	16,710,560	15,969,750
Monthly extension fees	1,000,000	600,000
Ordinary shares subject to possible redemption	$28,376,781	$28,508,214

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

Since the underwriters partially exercised the over-allotment option in respect of 375,000 Units and, as agreed with the Company, the underwriters waived their right to further exercise the option (See Note 6), a total of 93,750 of the Founder Shares were no longer subject to forfeiture on May 2, 2022, and 187,500 of the Founder Shares were forfeited, resulting in an aggregate of 1,968,750 Founder Shares issued and outstanding

On March 31, 2023, the Sponsor elected to convert 1,968,749 Class B ordinary shares to class A ordinary shares of the Company, on a one-for-one basis. These conversion shares are subject to the same restrictions as applied to the Class B ordinary shares before the conversion, including among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the prospectus for the Company’s Initial Public Offering. The holder of these conversion shares have no rights to funds in the Trust Account. Following the conversion, the Sponsor owns 1,968,749 Class A ordinary shares and one Class B ordinary share. As of June 30, 2024, the Company had one Class B ordinary share outstanding.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Loans with related party

On September 21, 2022, the Company entered into a loan agreement with Eternal B.V., an affiliate of the Company through common ownership, (the “Lender”) in the principal amount of up to $180,000, on an unsecured basis and bearing no interest (the “Second Eternal Loan”). The Second Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023. The maturity date is March 31, 2025, or if earlier, the date of the consummation of the initial Business Combination of the Company, as amended by the Second Eternal Loan Amendment. As of June 30, 2024 and December 31, 2023, the outstanding balance of the Second Eternal Loan was $170,603 and no interest was accrued.

Additionally, on November 12, 2022, the Company entered into a loan agreement with the Lender in the principal amount of up to $300,000, on an unsecured basis and bearing no interest (the “Third Eternal Loan”). The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023. The maturity date is January 1, 2025, or if earlier, the date of the consummation of the initial Business Combination of the Company, as amended by the Third Eternal Loan Amendment. As of June 30, 2024 and December 31, 2023, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, the Company entered into a loan agreement with the Lender in the principal amount of up to $50,000, on an unsecured basis and bearing no interest (the “Fourth Eternal Loan”). The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is the earlier of March 31, 2025 or the date of the consummation of the initial Business Combination of the Company, as amended by the Eternal Loan Amendment. As of June 30, 2024 and December 31, 2023, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

On April 12, 2023, the Company entered into a loan agreement with the Lender for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest (the “Fifth Eternal Loan”). The Fifth Eternal Loan was available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date is January 1, 2025, or if earlier, the date of the consummation of the initial Business Combination of the Company, as amended by the Fifth Eternal Loan Amendment.. As of June 30, 2024 and December 31, 2023, the Company borrowed an additional $153,619 beyond the initial terms of the loan and the outstanding balance of the Fifth Eternal Loan was $653,619 and no interest was accrued.

On November 1, 2023, the Company entered into a loan agreement with the Lender in the principal amount of up to $335,000 on an unsecured basis and bearing no interest (the “Sixth Eternal Loan”). The Sixth Eternal Loan was available to be drawn down from November 1, 2023. The maturity date is January 1, 2025, or if earlier, the date of the consummation of the initial Business Combination of the Company, as amended by the Sixth Eternal Loan Amendment. In the event the Company does not repay the Sixth Eternal Loan within 10 days of the consummation of the initial Business Combination of the Company, the Company will pay an interest of five percent (5%) per month to the Lender until the date of repayment of the loan. As of June 30, 2024, the Company borrowed an additional $1,180,563 beyond the initial terms of the loan and the outstanding balance of the Sixth Eternal Loan was $1,515,563 and no interest was accrued. As of December 31, 2023, the Company borrowed an additional $22,302 beyond the initial terms of the loan and the outstanding balance of the Sixth Eternal Loan was $357,302 and no interest was accrued.

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Convertible Promissory Note

On May 2, 2023, the Company issued a convertible promissory note (the “2023 Extension Note”) in the aggregate principal amount of $900,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the Extension Amendment. The Sponsor agreed to pay $75,000 per month until the completion of an initial Business Combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by the Company’s board of directors in its sole discretion). The 2023 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the Company’s liquidation. Per the 2023 Extension Note Amendment, if the Company does not repay the 2023 Extension Note within five days of the maturity date, five percent (5%) interest per month will accrue on the unpaid principal balance until the 2023 Extension Note is fully repaid. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants (the “Conversion Warrants”) at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by the Company at the Initial Public Offering. The Company has determined that the fair value of the 2023 Extension Note is par value. As of June 30, 2024 and December 31, 2023, the outstanding balance of the 2023 Extension Note was $900,000 and $600,000, respectively, and no interest was accrued.

On April 30, 2024, the Company issued a convertible promissory note (the “2024 Extension Note”) in the aggregate principal amount of $600,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 EGM. The Sponsor agreed to pay $50,000 per month that the board of directors decides to take to complete an initial Business Combination, commencing on May 2, 2024 and continuing through May 2, 2025 (or such earlier date as determined by the Company’s board of directors in its sole discretion). The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the Company’s liquidation. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants (the “Conversion Warrants”) at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by the Company at the Initial Public Offering. The Company has determined that the fair value of the 2024 Extension Note is par value. As of June 30, 2024, the outstanding balance of the 2024 Extension Note was $100,000.

Administrative Service Fee

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor on April 27, 2022 whereby the Sponsor will perform certain services for the Company for a monthly fee of $10,000. On May 2, 2022, the Sponsor entered into an assignment agreement with Gluon Group, an affiliate of the Company, to provide the services detailed in the Administrative Service Agreement. An officer of the Company owns 505 shares of Gluon Group and serves as managing partner. As of June 30, 2024 and December 31, 2023, $39,187 has been paid to Gluon Group for such services and an additional $244,941 and $184,941, respectively, has been accrued.

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

Transaction Expenses

On May 31, 2022, the Company entered into an agreement (the “EGS Agreement”) with Ellenoff, Grossman & Schole LLP to act as U.S. securities council to the Company in connection with pending acquisition targets for the Company to acquire consistent with its initial public offering and assist in U.S. securities work related to the initial Business Combination. The fee structure for this agreement is as follows: (i) an upfront retainer of $37,500 (ii) billing on an hourly basis for time (iii) each month fifty percent (50%) of the amount billed shall be due and owing (iv) the remaining fifty percent (50%) not paid on a monthly basis will be deferred until the closing of the initial Business Combination and will be paid with a twenty percent (20%) premium. As of June 30, 2024 and December 31, 2023, the total outstanding billed amount for services provided by EGS is $897,136 and $892,784 of which $448,568 and $446,392 (50% of the outstanding balance), respectively, is considered outstanding per the terms of the EGS Agreement and is included in accrued liabilities on the consolidated balance sheet. As the initial Business Combination cannot be deemed probable as of June 30, 2024 and December 31, 2023, respectively, and payment of the deferred portion of the outstanding balance is contingent upon a successful initial Business Combination, no amount was accrued for the deferred portion of the outstanding amount or the premium.

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

NOTE 7. SHAREHOLDERS’ EQUITY

Class A Ordinary Shares  — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of  $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 2,086,874 Class A shares issued and outstanding, respectively.

Class B Ordinary Shares  — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of  $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there was one Class B ordinary share outstanding, respectively.

Preference Shares  — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were no preferred shares outstanding, respectively.

Warrants —  The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering (together, the “Warrants”), except that the Private Placement Warrants will be subject to certain restrictions on transfer and entitled to registration rights.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Rights — Each holder of a right included in the unit (the “Right”) will automatically receive one-tenth (1/10) of one ordinary share upon consummation of a Business Combination, except in cases where we are not the surviving company in a Business Combination, and even if the holder of such Right redeemed all shares of ordinary shares held by it in connection with a Business Combination. No additional consideration will be required to be paid by a holder of a Right in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Rights to receive the same per share consideration the holders of shares of ordinary shares will receive in the transaction on an as-exchanged for ordinary shares basis, and each holder of a Right will be required to affirmatively exchange its Rights in order to receive the 1/10 share underlying each Right (without paying any additional consideration) upon consummation of a Business Combination. More specifically, the Rights holder will be required to indicate its election to exchange the Right for the underlying shares within a fixed period of time after which period the Rights will expire worthless.

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

NOTE 8. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the consolidated balance sheet date but before the consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2024, up through the date the Company issued the consolidated financial statements.

On August 5, 2024, the Company and the Lender agreed to amend the Second Eternal Loan (the “Second Eternal Loan Amendment”) to change the final repayment date to March 31, 2025 or, if earlier, the date of the consummation of the initial business combination of the Company.

On August 5, 2024, the Company entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $1,500,000, on an unsecured basis and bearing no interest (the “Seventh Eternal Loan”). The Seventh Eternal Loan is available for drawdown by the Borrower in unlimited number of installments in the period form August 5, 2024 to March 31, 2025. The final repayment date is March 31, 2025 or, if earlier, the date of the consummation of the initial business combination of the Company.

On August 6, 2024, the Company and the Lender agreed to amend the Third Eternal Loan (the “Third Eternal Loan Amendment”) to change the final repayment date to January 1, 2025 or, if earlier, the date of the consummation of the initial business combination of the Company.

On August 6, 2024, the Company and the Lender agreed to amend the Fifth Eternal Loan (the “Fifth Eternal Loan Amendment”) to change the final repayment date to January 1, 2025 or, if earlier, the date of the consummation of the initial business combination of the Company.

On August 6, 2024, the Company and the Lender agreed to amend the Sixth Eternal Loan (the “Sixth Eternal Loan Amendment”) to change the final repayment date to January 1, 2025 or, if earlier, the date of the consummation of the initial business combination of the Company.

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

As of June 30, 2024, the Company had not yet commenced any operations. All activity through June 30, 2024 relates to the Company’s formation and our Initial Public Offering, which is described below, and post-offering activities in search for a target to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering (the “IPO Registration Statement”) was declared effective on April 27, 2022. On May 2, 2022, the Company consummated its Initial Public Offering of 7,875,000 units at $10.00 per Unit, including 375,000 Units that were issued pursuant to the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $78,750,000. Each Unit is comprised of one Class A ordinary share, one-half of one redeemable warrant with each whole warrant exercisable for one Class A ordinary share, and one right, with each right entitling the holder to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of a Business Combination.

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

On January 24, 2024, the SEC adopted new rules and regulations for special purpose acquisition companies (“SPACs”), which became effective on July 1, 2024 (the “2024 SPAC Rules”). The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPACs’ Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

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

Extensions of Our Business Combination Period

On April 27, 2023, the Company held the 2023 EGM and approved, among other things, amendment to the Company’s amended and restated memorandum and articles of association to (i) extend the date by which the Company would be required to consummate a Business Combination from November 2, 2023 (assuming the Sponsor was to have effected the paid extensions as described in the definitive proxy statement as filed with the SEC on April 11, 2023) to May 2, 2024 (or such earlier date as determined by the Company’s board of directors in its sole discretion) , and (ii) to permit its board of directors, in its sole discretion, to elect to wind up the Company’s operations on, or on an earlier date than May 2, 2024 (including prior to May 2, 2023). In connection with the 2023 EGM, shareholders holding 5,297,862 Class A ordinary shares issued in the Company’s Initial Public Offering exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $55,265,334 (approximately $10.43 per share) will be removed from the Company’s Trust Account to pay such holders. On May 2, 2023, the Company issued the 2023 Extension Note in the aggregate principal amount of $900,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the Extension Amendment. As of June 30, 2024, $900,000 had been deposited into the Trust Account.

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

On April 30, 2024, the Company issued the 2024 Extension Note in the aggregate principal amount of $600,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 EGM. The Sponsor agreed to pay $50,000 per month that the board of directors decides to take to complete an initial Business Combination, commencing on May 2, 2024 and continuing through May 2, 2025 (or such earlier date as determined by the Company’s board of directors in its sole discretion). The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the Company’s liquidation. As of June 30, 2024 and August 6, 2024, $100,000 and $200,000 had been deposited into the Trust Account.

Results of Operations

Our entire activity since inception is related to our formation, and our Initial Public Offering, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We will generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering. We also expect to incur increased expenses as a result of becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in search for a target to consummate an initial Business Combination.

For the three and six months ended June 30, 2024, the Company reported a net loss of $254,323 and $581,834, comprised of $368,183 and $740,810 of dividend income earned on the Trust Account and $140 and $163 of interest income offset by formation and operating costs of $592,646 and $1,262,807 and administrative service fees - related party of $30,000 and $60,000.

For the three and six month ended June 30, 2023, the Company reported a net income of $106,798 and $558,650, comprised of 546,053 and $1,404,530 of dividend income earned on the Trust Account and $120 and $120 offset by formation and operating costs of $409,375 and $786,000, and administrative success fees - related party of $30,000 and $60,000.

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

On September 21, 2022, the Company entered into a loan agreement with Eternal B.V., an affiliate of the Company through common ownership, (the “Lender”) in the principal amount of up to $180,000, on an unsecured basis and bearing no interest (the “Second Eternal Loan”). The Second Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is March 31, 2025, or if earlier, the date of the consummation of the initial Business Combination of the Company, as amended by the Second Eternal Loan Amendment. As of June 30, 2024 and December 31, 2023, the outstanding balance of the Second Eternal Loan was $170,603 and no interest was accrued.

Additionally, on November 12, 2022, the Company entered into a loan agreement with the Lender in the principal amount of up to $300,000, on an unsecured basis and bearing no interest (the “Third Eternal Loan”). The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023. The maturity date is January 1, 2025 or, if earlier, the date of the consummation of the initial Business Combination of the Company, as amended by the Third Eternal Loan Amendment. As of June 30, 2024 and December 31, 2023, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, the Company entered into a loan agreement with the Lender in the principal amount of up to $50,000, on an unsecured basis and bearing no interest (the “Fourth Eternal Loan”). The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is the earlier of March 31, 2025 or the date of the consummation of the initial Business Combination of the Company, as amended by the Eternal Loan Amendment. As of June 30, 2024 and December 31, 2023, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

On April 12, 2023, the Company entered into a loan agreement with the Lender for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest (the “Fifth Eternal Loan”). The Fifth Eternal Loan was available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date is January 1, 2025, or if earlier, the date of the consummation of the initial Business Combination of the Company, as amended by the Fifth Eternal Loan Amendment. As of June 30, 2024 and December 31, 2023, the Company borrowed an additional $153,619 beyond the initial terms of the loan and the outstanding balance of the Fifth Eternal Loan was $653,619 and no interest was accrued.

On November 1, 2023, the Company entered into a loan agreement with the Lender in the principal amount of up to $335,000 on an unsecured basis and bearing no interest (the “Sixth Eternal Loan”). The Sixth Eternal Loan was available to be drawn down from November 1, 2023. The maturity date is January 1, 2025, or if earlier, the date of the consummation of the initial Business Combination of the Company, as amended by the Sixth Eternal Loan Amendment. In the event the Company does not repay the Sixth Eternal Loan within 10 days of the consummation of the initial Business Combination of the Company, the Company will pay an interest of five percent (5%) per month to the Lender until the date of repayment of the loan. As of June 30, 2024, the Company borrowed an additional $1,180,563 beyond the initial terms of the loan and the outstanding balance of the Sixth Eternal Loan was $1,515,563 and no interest was accrued. As of December 31, 2023, the Company borrowed an additional $22,302 beyond the initial terms of the loan and the outstanding balance of the Sixth Eternal Loan was $357,302 and no interest was accrued.

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

On August 5, 2024, the Company entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $1,500,000, on an unsecured basis and bearing no interest (the “Seventh Eternal Loan”). The Seventh Eternal Loan is available for drawdown by the Borrower in unlimited number of installments in the period form August 3, 2024 to March 31, 2025. The final repayment date is March 31, 2025 or, if earlier, the date of the consummation of the initial business combination of the Company.

Convertible Promissory Note

On May 2, 2023, the Company issued the 2023 Extension Note in the aggregate principal amount of $900,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments in lieu of Paid Extensions for the benefit of each Public Share that was not redeemed in connection with the Extension Amendment. The Sponsor agreed to pay $75,000 per month until the completion of an initial Business Combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by the Company’s board of directors in its sole discretion). The 2023 Extension Note bears no interest during the drawdown period of the note and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the Company’s liquidation. Per the 2023 Extension Note Amendment, if the Company does not repay the 2023 Extension Note within five days of the maturity date, five percent (5%) interest per month will accrue on the unpaid principal balance until the 2023 Extension Note is fully repaid. At any time prior to the payment in full of the principal balance of the convertible promissory note, the sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants (the “Conversion Warrants”) at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the private placement warrants issued by the Company at the initial public offering. The Company has determined that the fair value of the 2023 Extension Note is par value. As of June 30, 2024, the outstanding balance of the 2023 Extension Note was $900,000 and no interest was accrued.

On April 30, 2024, the Company issued the 2024 Extension Note in the aggregate principal amount of $600,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 EGM. The Sponsor agreed to pay $50,000 per month that the board of directors decides to take to complete an initial Business Combination, commencing on May 2, 2024 and continuing through May 2, 2025 (or such earlier date as determined by the Company’s board of directors in its sole discretion). The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the Company’s liquidation. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants (the “Conversion Warrants”) at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by the Company at the Initial Public Offering. The Company has determined that the fair value of the 2024 Extension Note is par value. As of June 30, 2024, the outstanding balance of the 2024 Extension Note was $100,000.

Going Concern

As of June 30, 2024, the Company has a cash balance of $6,077 and a working capital deficit of $4,941,127. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the consolidated financial statements. Prior to consummation of a Business Combination, the Company has the ability to secure additional funding from the Sponsor or other related parties. There is no assurance that the Company’s plans to consummate a Business Combination will be successful by May 2, 2025. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024.

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

Transaction Expenses

On May 31, 2022, the Company entered into an agreement (the “EGS Agreement”) with Ellenoff, Grossman & Schole LLP to act as U.S. securities council to the Company in connection with pending acquisition targets for the Company to acquire consistent with its Initial Public Offering and assist in U.S. securities work related to the initial Business Combination. The fee structure for this agreement is as follows: (i) an upfront retainer of $37,500 (ii) billing on an hourly basis for time (iii) each month fifty percent (50%) of the amount billed shall be due and owing (iv) the remaining fifty percent (50%) not paid on a monthly basis will be deferred until the closing of the initial Business Combination and will be paid with a twenty percent (20%) premium. As of June 30, 2024, and December 31, 2023, the total outstanding billed amount for services provided by EGS is $897,136 and $892,784 of which $448,568 and $446,392 (50% of the outstanding balance), respectively, is considered outstanding per the terms of the EGS Agreement and is included in accrued liabilities on the consolidated balance sheet. As the initial Business Combination cannot be deemed probable as of June 30, 2024 and December 31, 2023, respectively, and payment of the deferred portion of the outstanding balance is contingent upon a successful initial Business Combination, no amount was accrued for the deferred portion of the outstanding amount or the premium.

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

Loans with Related Party

On September 21, 2022, the Company entered into a loan agreement with the Lender in the principal amount of up to $180,000, on an unsecured basis and bearing no interest (the “Second Eternal Loan”). The Second Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023. The maturity date is March 31, 2025, or if earlier, the date of the consummation of the initial Business Combination of the Company, as amended by the Second Eternal Loan Amendment. As of June 30, 2024 and December 31, 2023, the outstanding balance of the Second Eternal Loan was $170,603 and no interest was accrued.

Additionally, on November 12, 2022, the Company entered into a loan agreement with the Lender in the principal amount of up to $300,000, on an unsecured basis and bearing no interest (the “Third Eternal Loan”). The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023. The maturity date is January 1, 2025 or, if earlier, the date of the consummation of the initial Business Combination of the Company, as amended by the Third Eternal Loan Amendment. As of June 30, 2024 and December 31, 2023, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, the Company entered into a loan agreement with the Lender in the principal amount of up to $50,000, on an unsecured basis and bearing no interest (the “Fourth Eternal Loan”). The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is the earlier of March 31, 2025 or the date of the consummation of the initial Business Combination of the Company, as amended by the Eternal Loan Amendment. As of June 30, 2024 and December 31, 2023, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

On April 12, 2023, the Company entered into a loan agreement with the Lender for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest (the “Fifth Eternal Loan”). The Fifth Eternal Loan was available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date is January 1, 2025, or if earlier, the date of the consummation of the initial Business Combination of the Company, as amended by the Fifth Eternal Loan Amendment. As of June 30, 2024 and December 31, 2023, the Company borrowed an additional $153,619 beyond the initial terms of the loan and the outstanding balance of the Fifth Eternal Loan was $653,619 and no interest was accrued.

On November 1, 2023, the Company entered into a loan agreement with the Lender in the principal amount of up to $335,000 on an unsecured basis and bearing no interest (the “Sixth Eternal Loan”). The Sixth Eternal Loan was available to be drawn down from November 1, 2023. The maturity date is January 1, 2025, or if earlier, the date of the consummation of the initial Business Combination of the Company, as amended by the Sixth Eternal Loan Amendment. In the event the Company does not repay the Sixth Eternal Loan within 10 days of the consummation of the initial Business Combination of the Company, the Company will pay an interest of five percent (5%) per month to the Lender until the date of repayment of the loan. As of June 30, 2024, the Company borrowed an additional $1,180,563 beyond the initial terms of the loan and the outstanding balance of the Sixth Eternal Loan was $1,515,563 and no interest was accrued. As of December 31, 2023, the Company borrowed an additional $22,302 beyond the initial terms of the loan and the outstanding balance of the Sixth Eternal Loan was $357,302 and no interest was accrued.

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

On August 5, 2024, the Company entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $1,500,000, on an unsecured basis and bearing no interest (the “Seventh Eternal Loan”). The Seventh Eternal Loan is available for drawdown by the Borrower in unlimited number of installments in the period form August 3, 2024 to March 31, 2025. The final repayment date is March 31, 2025 or, if earlier, the date of the consummation of the initial business combination of the Company.

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

Convertible Promissory Note

On May 2, 2023, the Company issued the 2023 Extension Note in the aggregate principal amount of $900,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments in lieu of the Paid Extensions for the benefit of each Public Share that was not redeemed in connection with the Extension Amendment. The Sponsor agreed to pay $75,000 per month until the completion of an initial Business Combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by the Company’s board of directors in its sole discretion). The 2023 Extension Note bears no interest during the drawdown period of the note and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the Company’s liquidation. Per the 2023 Extension Note Amendment, if the Company does not repay the 2023 Extension Note within five days of the maturity date, five percent (5%) interest per month will accrue on the unpaid principal balance until the 2023 Extension Note is fully repaid. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants (the “Conversion Warrants”) at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by the Company at the Initial Public Offering. The Company has determined that the fair value of the 2023 Extension Note is par value. As of June 30, 2024, $900,000 has been drawn down under the 2023 Extension Note.

On April 30, 2024, the Company issued the 2024 Extension Note in the aggregate principal amount of $600,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 EGM. The Sponsor agreed to pay $50,000 per month that the board of directors decides to take to complete an initial Business Combination, commencing on May 2, 2024 and continuing through May 2, 2025 (or such earlier date as determined by the Company’s board of directors in its sole discretion). The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the Company’s liquidation. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants (the “Conversion Warrants”) at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by the Company at the Initial Public Offering. The Company has determined that the fair value of the 2024 Extension Note is par value. As of June 30, 2024, the outstanding balance of the 2024 Extension Note was $100,000.

Administrative Service Fee

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor on April 27, 2022 whereby the Sponsor will perform certain services for the Company for a monthly fee of $10,000. On May 2, 2022, the Sponsor entered into an assignment agreement with Gluon Group, an affiliate of the Company, to provide the services detailed in the Administrative Service Agreement. An officer of the Company owns 505 shares of Gluon Group and serves as managing partner. As of June 30, 2024, $39,187 has been paid to Gluon Group for such services and an additional $244,941 and $184,941, respectively, has been accrued.

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

Critical Accounting Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies”, of the unaudited Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Certifying Officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of the quarterly period ended June 30, 2024.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2024, there have been no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On April 29, 2024, the Company held the 2024 EGM and the shareholders of the Company approved, among other things, an amendment to the amended and restated memorandum and articles of association to (i) extend the date by which the Company would be required to consummate a Business Combination from May 2, 2024 to May 2, 2025 (or such earlier date as determined by the board of directors in its sole discretion) and (ii) to permit the Company’s board of directors, in its sole discretion, to elect to wind up operations on, or on an earlier date than May 2, 2025. In connection with the 2024 EGM, shareholders holding 111,915 shares of ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $1.27 million (approximately $11.37 per share) was removed from the Trust Account to pay such holders.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 – April 30, 2024	111,915	$11.37	—	—

May 1 – May 31, 2024	—	—	—	—

June 1 – June 30, 2024	—	—	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarterly period ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1	An amendment to the Amended and Restated Memorandum and Articles of Association. (1)
10.1	Promissory Note, dated as of April 30, 2024, by and between ClimateRock and U.N. SDG Support LLC.(1)
10.2	Loan Agreement, dated August 5, 2024, by and between ClimateRock and Eternal BV. (2)
10.3	Amendment to Loan Agreement, dated August 5, 2024, by and between ClimateRock and Eternal BV. (2)
10.4	Amendment to Loan Agreement, dated August 6, 2024, by and between ClimateRock and Eternal BV. (2)
10.5	Amendment to Loan Agreement, dated August 6, 2024, by and between ClimateRock and Eternal BV. (2)
10.6	Amendment to Loan Agreement, dated August 6, 2024, by and between ClimateRock and Eternal BV. (2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2024.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 9, 2024.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2024	CLIMATEROCK

	By:	/s/ Per Regnarsson
Per Regnarsson
Chief Executive Officer

	By:	/s/ Abhishek Bawa
Abhishek Bawa
Chief Financial Officer
(Principal Financial and Accounting Officer)