Form 10-Q
period 2024-09-30
ClimateRock
filed 2024-11-14
CIK 1903392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 14, 2024, there were 4,552,097 Class A ordinary shares, par value $0.0001 per share, and one Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

CLIMATEROCK
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024
TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CLIMATEROCK
CONSOLIDATED BALANCE SHEETS

	September 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current assets
Cash	$3,708	$57,290
Prepaid expenses	20,250	412
Total current assets	23,958	57,702

Non-current assets
Cash and cash equivalents held in Trust Account	28,895,303	28,508,214
Total non-current assets	28,895,303	28,508,214

TOTAL ASSETS	$28,919,261	$28,565,916

LIABILITIES, COMMITMENTS AND CONTINGENCIES, AND SHAREHOLDERS' DEFICIT
Current liabilities
Accrued liabilities	$1,104,939	$959,720
Administrative service fee payable - related party	274,941	184,941
Loan payable - related party	2,781,005	1,481,524
Convertible promissory note payable - related party	1,150,000	600,000
Total current liabilities	5,310,885	3,226,185

Non-current liabilities
Loan payable - related party	—	50,000
Deferred underwriting commission payable	2,362,500	2,362,500
Total non-current liabilities	2,362,500	2,412,500

TOTAL LIABILITIES	$7,673,385	$5,638,685

COMMITMENTS AND CONTINGENCIES (see Note 6)
Class A ordinary shares, $0.0001 par value, subject to possible redemption 2,465,223 and 2,577,138 shares at redemption value of $11.72 and $11.06 per share, including dividends earned on Trust Account, at September 30, 2024 and December 31, 2023, respectively	28,895,303	28,508,214

SHAREHOLDERS' DEFICIT
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 2,086,874 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively (excluding 2,465,223 and 2,577,138 shares subject to possible redemption as of September 30, 2024 and December 31, 2023, respectively.)	209	209
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1 share issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	—
Accumulated deficit	(7,649,636)	(5,581,192)
Total shareholders' deficit	(7,649,427)	(5,580,983)

TOTAL LIABILITIES, COMMITMENTS AND CONTINGENCIES, AND SHAREHOLDERS' DEFICIT	$28,919,261	$28,565,916

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLIMATEROCK
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Operating expenses
Formation and operating costs	$165,800	$301,201	$1,428,607	$1,087,201
Administrative service fees - related party	$30,000	$30,000	$90,000	$90,000
Net loss from operations	$(195,800)	$(331,201)	$(1,518,607)	$(1,177,201)

Other income
Interest income	—	51	163	171
Dividend income on Trust Account	368,522	357,678	1,109,332	1,762,208
Total other income	$368,522	$357,729	$1,109,495	$1,762,379

Net (loss) income	$172,722	$26,528	$(409,112)	$585,178

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	2,465,223	2,577,138	2,513,828	4,828,244
Non-redeemable ordinary shares, basic and diluted	2,086,875	2,086,875	2,086,875	2,086,875
Basic and diluted income (loss) earnings per share
Redeemable ordinary shares, basic and diluted	$0.13	0.11	$0.21	0.22
Non-redeemable ordinary shares, basic and diluted	$(0.08)	$(0.12)	$(0.45)	$(0.22)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLIMATEROCK
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

	CLASS A ORDINARY SHARES		CLASS B ORDINARY SHARES		PREFERENCE SHARES		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL SHAREHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
Balances - January 1, 2024	2,086,874	$209	1	$—	—	$—	$—	$(5,581,192)	$(5,580,983)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(597,627)	(597,627)
Net loss	—	—	—	—	—	—	—	(327,511)	(327,511)
Balances - March 31, 2024	2,086,874	$209	1	$—	—	$—	$—	$(6,506,330)	$(6,506,121)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(543,183)	(543,183)
Net loss	—	—	—	—	—	—	—	(254,323)	(254,323)
Balances - June 30, 2024	2,086,874	$209	1	$—	—	$—	$—	$(7,303,836)	$(7,303,627)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(518,522)	(518,522)
Net loss	—	—	—	—	—	—	—	172,722	172,722
Balances - September 30, 2024	2,086,874	$209	1	$—	—	$—	$—	$(7,649,636)	$(7,649,427)

Balances - January 1, 2023	118,125	$12	1,968,750	$197	—	$—	$—	$(3,330,176)	$(3,329,967)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(858,477)	(858,477)
Conversion of 1,968,749 Class B ordinary shares to Class A ordinary shares at par value of $0.0001 per share	1,968,749	197	(1,968,749)	(197)	—	—	—	—	—
Net income		—	—	—	—	—	—	451,852	451,852
Balances - March 31, 2023	2,086,874	$209	1	$—	—	$—	$—	$(3,736,801)	$(3,736,592)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(696,053)	(696,053)
Net income	—	—	—	—	—	—	—	106,798	106,798
Balances - June 30, 2023	2,086,874	$209	1	$—	—	$—	$—	$(4,326,056)	$(4,325,847)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(582,678)	(582,678)
Net income	—	—	—	—	—	—	—	26,528	26,528
Balances - September 30, 2023	2,086,874	$209	1	$—	—	$—	$—	$(4,882,206)	$(4,881,997)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLIMATEROCK
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cash flows from operating activities:
Net (loss) income	$(409,112)	$585,178
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Dividend income received in Trust Account	(1,109,332)	(1,762,208)
Changes in operating assets and liabilities:
Accrued liabilities	145,219	39,504
Administrative service fee payable - related party	90,000	90,000
Prepaid expenses	(19,838)	74,738
Net cash used in operating activities	$(1,303,063)	$(972,788)

Cash flows from investing activities:
Cash deposited in trust account for monthly extension fees	(550,000)	(375,000)
Proceeds from sales of marketable securities in trust account	1,272,243	55,265,334
Net cash provided by investing activities	$722,243	$54,890,334

Cash flows from financing activities:
Proceeds from related party loan	1,249,481	575,289
Proceeds from convertible promissory note - related party	550,000	450,000
Repayment of related party loans	—	(9,397)
Payment for redemption of ordinary shares	(1,272,243)	(55,265,334)
Net cash provided by (used in) financing activities	$527,238	$(54,249,442)

Net decrease in cash and cash equivalents	$(53,582)	$(331,896)
Cash and cash equivalents at beginning of period	57,290	411,711
Cash and cash equivalents at end of period	$3,708	$79,815

Non-cash investing and financial activities:
Remeasurement adjustment on public shares subject to possible redemption	$1,659,332	$2,137,208

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

In order to affect a Business Combination, the Company owns subsidiary ClimateRock Holdings Limited, a Cayman Islands exempted company (“Holdings” or “Pubco”), and its subsidiary ClimateRock Merger Sub Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco (“Merger Sub”).

As of September 30, 2024, the Company had not yet commenced operations. All activity through September 30, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and post-offering activities in search for a target to consummate a Business Combination. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Initial Public Offering and Private Placement, $79,931,250 of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”) and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

At September 30, 2024, the Company had $3,708 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company will provide holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (approximately $11.72 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6).

The Company initially had until 12 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipated that it may not be able to consummate the initial Business Combination within 12 months, it may extend the period of time to consummate a Business Combination by two additional 3-month periods (for a total of up to 18 months) without submitting proposed extensions to its shareholders for approval or offering its Public Shareholders redemption rights in connection therewith. The Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, would have been required to deposit into the Trust Account $787,500 ($0.10 per share) on or prior to the date of the applicable deadline for each additional three month period. In connection with the Company’s extraordinary general meeting of shareholders held on April 27, 2023 (the “2023 EGM”), the Company’s amended and restated memorandum and articles of association was amended to remove this requirement. Instead, the Sponsor agreed to contribute to the Company as a loan of $75,000 for each calendar month (commencing on May 2, 2023 and ending on the 1st day of each subsequent month), or portion thereof, that is needed by the Company to complete an initial Business Combination from May 2, 2023 until May 2, 2024 (or such earlier date as determined by the board of directors in its sole discretion).

On April 27, 2023, the Company held the 2023 EGM and approved, among other things, an amendment to the Company’s amended and restated memorandum and articles of association to (i) extend the date by which the Company would be required to consummate a Business Combination from November 2, 2023 (assuming the Sponsor was to have effected and paid extensions as described in the definitive proxy statement as filed with U.S. Securities and Exchange Commission (the “SEC”) on April 11, 2023) to May 2, 2024 (or such earlier date as determined by the Company’s board of directors in its sole discretion) (the “Extension Amendment”) and (ii) to permit its board of directors, in its sole discretion, to elect to wind up the Company’s operations on, or on an earlier date than May 2, 2024 (including prior to May 2, 2023). In connection with the 2023 EGM, shareholders holding 5,297,862 the Company’s Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $55,265,334 (approximately $10.43 per share) was removed from the Trust Account to pay such holders. The redemption occurred on May 2, 2023.

On April 10, 2024, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying the Company that the Company’s Public Shareholders were below the 400 Public Holders minimum requirement for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(2) (the “Public Holders Requirement”). The notifications received have no immediate effect on the Company’s Nasdaq listing. The Nasdaq rules provide the Company 45 calendar days to submit a plan to regain compliance and a compliance period of up to 180 calendar days in which to evidence compliance. The Company submitted to the Staff a plan to regain compliance on time.

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

On April 29, 2024, the Company held an extraordinary general meeting in lieu of an annual meeting of shareholders (the “2024 EGM”) and approved, among other things, an amendment to the amended and restated memorandum and articles of association to (i) extend the date by which the Company would be required to consummate a Business Combination from May 2, 2024 to May 2, 2025 (or such earlier date as determined by the board of directors in its sole discretion) (the “Second Extension”) and (ii) to permit the Company’s board of directors, in its sole discretion, to elect to wind up operations on, or on an earlier date than May 2, 2025. In connection with the 2024 EGM, shareholders holding 111,915 of the Company’s Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $1.27 million (approximately $11.37 per share) was removed from the Trust Account to pay such holders.

On May 20, 2024, the board of directors of the Company appointed Dariusz Sliwinski as a director, effective immediately. Mr. Sliwinski qualifies as an independent director and is appointed to serve as the chair of the audit committee and the member of the compensation committee and the nominating and corporate governance committee of the board of directors.

Going concern and management’s plan

As of September 30, 2024, the Company has a cash balance of $3,708 and a working capital deficit of $5,286,927. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the consolidated financial statements. Prior to consummation of a Business Combination, the Company has the ability to secure additional funding from the Sponsor or other related parties. There is no assurance that the Company’s plans to consummate a Business Combination will be successful by May 2, 2025. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements as of September 30, 2024, and for the three and nine months ended September 30, 2024 and 2023 are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the period ending December 31, 2024, or any future period.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 18, 2024.

Cash and cash equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. As of September 30, 2024 and December 31, 2023, the Company had a cash balance of $3,708 and $57,290 in its working capital account, respectively.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company’s cash and cash equivalents held in the Trust Account are classified as cash equivalents. Gains and losses resulting from the change in the balance of the cash and cash equivalents held in Trust Account are included in dividend income on the Trust Account in the accompanying statements of operations. Dividend income earned is fully reinvested into the cash and cash equivalents held in Trust Account and therefore considered as an adjustment to reconcile net (loss) income to net cash used in operating activities in the consolidated statements of cash flow. Such interest income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of Business Combination (See Note 1).

As of September 30, 2024 and December 31, 2023, the Company had $28,895,303 and $28,508,214 held in the Trust Account, respectively, including $1,109,332 and $2,134,446 in dividends earned on cash and cash equivalents held in Trust Account in the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively.

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Net (loss) income per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” In order to determine the net (loss) income attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed (loss) income allocable to both the redeemable shares and non-redeemable shares and the undistributed (loss) income is calculated using the total net (loss) income less interest income in Trust Account less any dividends paid. The Company then allocated the undistributed (loss) income ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the Public Shareholders. At September 30, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The net (loss) income per share presented in the consolidated statement of operations is based on the following:

	Three months ended September 30, 2024	Three months ended September 30, 2023
Net (loss) income	$172,722	$26,528
Less: Monthly extension fees	150,000	225,000
Less: Dividend income on Trust Account to be allocated to redeemable shares	368,522	357,678
Net loss excluding monthly extension fees and dividend income on Trust Account	$(345,800)	$(556,150)

	Three months ended September 30, 2024
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding dividend income on trust account	$(187,271)	$(158,529)
Dividend income on trust account	368,522	—
Monthly extension fees	150,000	—
Allocation of net income (loss)	$331,251	$(158,529)

Denominators:
Weighted-average shares outstanding	2,465,223	2,086,875
Basic and diluted net income (loss) per share	$0.13	$(0.08)

	Three months ended September 30, 2023
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding dividend income on trust account	$(307,305)	$(248,845)
Dividend income on trust account	357,678	—
Monthly extension fees	225,000	—
Allocation of net income (loss)	$275,373	$(248,845)

Denominators:
Weighted-average shares outstanding	2,577,138	2,086,875
Basic and diluted net income (loss) per share	$0.11	$(0.12)

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Net (loss) income	$(409,112)	$585,178
Less: Monthly extension fees	550,000	375,000
Less: Dividend income on Trust Account to be allocated to redeemable shares	1,109,332	1,762,208
Net loss excluding monthly extension fees and dividend income on Trust Account	$(2,068,444)	$(1,552,030)

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine months ended September 30, 2024
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding dividend income on trust account	$(1,130,200)	$(938,244)
Dividend income on trust account	1,109,332	—
Monthly extension fees	550,000	—
Allocation of net income (loss)	$529,132	$(938,244)

Denominators:
Weighted-average shares outstanding	2,513,828	2,086,875
Basic and diluted net income (loss) per share	$0.21	$(0.45)

	Nine months ended September 30, 2023
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding dividend income on trust account	$(1,083,652)	$(468,378)
Dividend income on trust account	1,762,208	—
Monthly extension fees	375,000	—
Allocation of net income (loss)	$1,053,556	$(468,378)

Denominators:
Weighted-average shares outstanding	4,828,244	2,086,875
Basic and diluted net income (loss) per share	$0.22	$(0.22)

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents held in Trust Account	1	$28,895,303	$28,508,214

Except for the foregoing, the Company does not have any assets measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023.

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

Each unit consists of one Class A ordinary share, one-half of one redeemable warrant and one right. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share for $11.50 per share, subject to certain adjustments. Each right entitles the holder to receive one-tenth of one Class A ordinary share upon consummation of the Company’s initial Business Combination (See Note 7 — Shareholders’ Equity, Class A Ordinary Shares).

All of the 7,875,000 Public Shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association, or in connection with the Company’s liquidation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2024 and December 31, 2023, the Class A ordinary shares reflected on the consolidated balance sheet are reconciled in the following table.

	As of September 30, 2024	As of December 31, 2023
Gross proceeds	$78,750,000	$78,750,000
Less:
Proceeds allocated to public warrants and public rights	(6,898,500)	(6,898,500)
Offering costs of public shares	(4,647,702)	(4,647,702)
Redemption of shares	(56,537,577)	(55,265,334)
Plus:
Accretion of carrying value to redemption value	17,079,082	15,969,750
Monthly extension fees	1,150,000	600,000
Ordinary shares subject to possible redemption	$28,895,303	$28,508,214

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

On March 31, 2023, the Sponsor elected to convert 1,968,749 Class B ordinary shares to Class A ordinary shares of the Company, on a one-for-one basis. These conversion shares are subject to the same restrictions as applied to the Class B ordinary shares before the conversion, including among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the prospectus for the Company’s Initial Public Offering. The holder of these conversion shares have no rights to funds in the Trust Account. Following the conversion, the Sponsor owns 1,968,749 Class A ordinary shares and one Class B ordinary share. As of September 30, 2024, the Company had one Class B ordinary share outstanding.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Loans with related party

On September 21, 2022, the Company entered into a loan agreement with Eternal B.V., an affiliate of the Company through common ownership, (the “Lender”) in the principal amount of up to $180,000, on an unsecured basis and bearing no interest (the “Second Eternal Loan”). The Second Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is March 31, 2025, or if earlier, the date of the consummation of the initial Business Combination of the Company, as amended on August 5, 2024 (the “Second Eternal Loan Amendment”). As of September 30, 2024 and December 31, 2023, the outstanding balance of the Second Eternal Loan was $170,603 and no interest was accrued.

Additionally, on November 12, 2022, the Company entered into a loan agreement with the Lender in the principal amount of up to $300,000, on an unsecured basis and bearing no interest (the “Third Eternal Loan”). The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023. The maturity date is January 1, 2025 or, if earlier, the date of the consummation of the initial Business Combination of the Company, as amended on August 6, 2024 (the “Third Eternal Loan Amendment”). As of September 30, 2024 and December 31, 2023, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, the Company entered into a loan agreement with the Lender in the principal amount of up to $50,000, on an unsecured basis and bearing no interest (the “Fourth Eternal Loan”). The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is the earlier of March 31, 2025 or the date of the consummation of the initial Business Combination of the Company, as amended by the Eternal Loan Amendment (as defined below). As of September 30, 2024 and December 31, 2023, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

On April 12, 2023, the Company entered into a loan agreement with the Lender for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest (the “Fifth Eternal Loan”). The Fifth Eternal Loan was available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date is January 1, 2025, or if earlier, the date of the consummation of the initial Business Combination of the Company, as amended on August 6, 2024 (the “Fifth Eternal Loan Amendment”). As of September 30, 2024 and December 31, 2023, the Company borrowed an additional $0 and $153,619, respectively, beyond the initial terms of the loan. As of September 30, 2024 and December 31, 2023, the outstanding balance of the Fifth Eternal Loan was $500,000 and $653,619, respectively, and no interest was accrued.

On November 1, 2023, the Company entered into a loan agreement with the Lender in the principal amount of up to $335,000 on an unsecured basis and bearing no interest (the “Sixth Eternal Loan”). The Sixth Eternal Loan was available to be drawn down from November 1, 2023. The maturity date is January 1, 2025, or if earlier, the date of the consummation of the initial Business Combination of the Company, as amended on August 6, 2024 (the “Sixth Eternal Loan Amendment”). In the event the Company does not repay the Sixth Eternal Loan within 10 days of the consummation of the initial Business Combination of the Company, the Company will pay an interest of five percent (5%) per month to the Lender until the date of repayment of the loan. As of September 30, 2024 and December 31, 2023, the Company borrowed an additional $0 and $22,302, respectively, beyond the initial terms of the loan. As of September 30, 2024 and December 31, 2023, the outstanding balance of the Sixth Eternal Loan was $335,000and $357,302, respectively, and no interest was accrued.

On November 1, 2023, the Company and the Lender agreed to a loan amendment (the “Eternal Loan Amendment”) requiring that in the event that Company does not repay each of the Second Eternal Loan, Third Eternal Loan, Fourth Eternal Loan, and Fifth Eternal Loan within 10 days of the consummation of the initial Business Combination of the Company, the Company will pay an interest of five percent (5%) per month to the Lender until the date of repayment of each loan.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On August 5, 2024, the Company entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $1,500,000, on an unsecured basis and bearing no interest (the “Seventh Eternal Loan”). The Seventh Eternal Loan is available for drawdown by the Borrower in unlimited number of installments in the period from August 3, 2024 to March 31, 2025. The final repayment date is March 31, 2025 or, if earlier, the date of the consummation of the initial business combination of the Company. As of September 30, 2024, the outstanding balance of the Seventh Eternal Loan was $1,425,402 and no interest was accrued.

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

Convertible Promissory Note

On May 2, 2023, the Company issued a convertible promissory note (the “2023 Extension Note”) in the aggregate principal amount of $900,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the Extension Amendment. The Sponsor agreed to pay $75,000 per month until the completion of an initial Business Combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by the Company’s board of directors in its sole discretion). The 2023 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the Company’s liquidation. On November 3, 2023, the Company issued an amended and restated extension note to amend and restate the 2023 Extension Note (as amended and restated, the “2023 Extension Note”). Per the 2023 Extension Note, if the Company does not repay the 2023 Extension Note within five days of the maturity date, five percent (5%) interest per month will accrue on the unpaid principal balance until the 2023 Extension Note is fully repaid. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants (the “Conversion Warrants”) at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by the Company at the Initial Public Offering. The Company has determined that the fair value of the 2023 Extension Note is par value. As of September 30, 2024 and December 31, 2023, the outstanding balance of the 2023 Extension Note was $900,000 and $600,000, respectively, and no interest was accrued.

On April 30, 2024, the Company issued a convertible promissory note (the “2024 Extension Note”) in the aggregate principal amount of $600,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 EGM. The Sponsor agreed to pay $50,000 per month that the board of directors decides to take to complete an initial Business Combination, commencing on May 2, 2024 and continuing through May 2, 2025 (or such earlier date as determined by the Company’s board of directors in its sole discretion). The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the Company’s liquidation. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants (the “Conversion Warrants”) at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by the Company at the Initial Public Offering. The Company has determined that the fair value of the 2024 Extension Note is par value. As of September 30, 2024, the outstanding balance of the 2024 Extension Note was $250,000.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Administrative Service Fee

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor on April 27, 2022 whereby the Sponsor will perform certain services for the Company for a monthly fee of $10,000. On May 2, 2022, the Sponsor entered into an assignment agreement with Gluon Group, an affiliate of the Company, to provide the services detailed in the Administrative Service Agreement. An officer of the Company owns 505 shares of Gluon Group and serves as managing partner. As of September 30, 2024 and December 31, 2023, $39,187 has been paid to Gluon Group for such services, and an additional $274,941 and $184,941, respectively, has been accrued.

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Transaction Expenses

On May 31, 2022, the Company entered into an agreement (the “EGS Agreement”) with Ellenoff, Grossman & Schole LLP to act as U.S. securities council to the Company in connection with pending acquisition targets for the Company to acquire consistent with its initial public offering and assist in U.S. securities work related to the initial Business Combination. The fee structure for this agreement is as follows: (i) an upfront retainer of $37,500 (ii) billing on an hourly basis for time (iii) each month fifty percent (50%) of the amount billed shall be due and owing (iv) the remaining fifty percent (50%) not paid on a monthly basis will be deferred until the closing of the initial Business Combination and will be paid with a twenty percent (20%) premium. As of September 30, 2024 and December 31, 2023, the total outstanding billed amount for services provided by EGS is $913,026 and $892,784, respectively, of which $456,513 and $446,392 (50% of the outstanding balance), respectively, is considered outstanding per the terms of the EGS Agreement and is included in accrued liabilities on the consolidated balance sheet. As the initial Business Combination cannot be deemed probable as of September 30, 2024 and December 31, 2023, respectively, and payment of the deferred portion of the outstanding balance is contingent upon a successful initial Business Combination, no amount was accrued for the deferred portion of the outstanding amount or the premium.

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

On August 17, 2022, the Company entered into an agreement (the “Maxim Letter Agreement”) with Maxim to pay a fee (the “Maxim Success Fee”) upon completion of one or more successful transactions. On October 3, 2022, the Company amended its agreement with Maxim (the “Maxim Amendment”). The Maxim Amendment states that the Company shall pay to Maxim, upon closing of such transaction(s), a fee based upon the amount of cash the Company has in the Trust Account immediately prior to consummation of the transaction and/or contributed to the transaction. If the amount of such cash is less than $50,000,000, Maxim’s fee shall be equal to $200,000 in cash and an additional $150,000 of common stock of the post-transaction Company (the “New Common Stock”). If the amount of such cash is equal to or greater than $40 million, the Maxim Success Fee will be $500,000 cash. If the amount of such cash is equal to or greater than $75 million, the Maxim Success Fee will be $500,000 cash and an additional $500,000 payable in either cash or New Common Stock, at the option of the Company. The New Common Stock will be issued to Maxim Partners LLC, will be valued at the same price per share/exchange ratio as in the definitive transaction documentation, and it will have unlimited piggyback registration rights. The Maxim Success Fee will be paid upon the consummation of the transaction.

On July 11, 2022, the Company entered into an agreement (the “ALANTRA Letter Agreement”) with ALANTRA Corporate Finance, S.A.U. (“ALANTRA”) and U.N. SDG Support Holdings LLC (“Sponsor Entity”). On October 3, 2022, the Company amended its agreement with ALANTRA (the “ALANTRA Letter Agreement”). The Company will pay ALANTRA a retainer of $15,000 at signing of the ALANTRA Letter Agreement and $20,000 per month that is due and payable on the last day of each month for a maximum period of five months. Should the aggregated Transaction value be above $400,000,000, the retainer fee will increase up to $40,000 per month with the same maximum five-month period for the payment of any retainer fee.

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Business Combination Agreement

On October 6, 2022, the Company entered into a Business Combination Agreement (the "Original Business Combination Agreement") with Pubco, Merger Sub, and E.E.W. Eco Energy World PLC, a company formed under the laws of England and Wales (“EEW”).

The total consideration to be offered by Pubco to the holders of EEW securities (each, a “Seller”) shall be a number of ordinary shares of Pubco with an aggregate value equal to Six Hundred Fifty Million U.S. Dollars ($650,000,000), with each Pubco Ordinary Share valued at an amount equal to the price at which each ClimateRock Class A ordinary share is redeemed or converted pursuant to ClimateRock’s organizational documents (the “Redemption Price”). For a more detailed description of the Business Combination Agreement and the transactions contemplated therein, see the Company’s Form 8-K filed with the SEC on October 13, 2022.

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

On November 29, 2023, the Company notified E.E.W. that the Company had elected to terminate the Business Combination Agreement among, the Company, E.E.W. and the other parties thereto, dated as of August 3, 2023, effective immediately, pursuant to Section 9.1(b) and 9.2 thereof, since the conditions to the closing of the initial Business Combination were not satisfied or waived by the outside date of September 30, 2023. As a result, the Business Combination Agreement is of no further force and effect, except for certain specified provisions in the Business Combination Agreement, which shall survive the termination and remain in full force and effect in accordance with their respective terms.

On December 30, 2023, ClimateRock entered into an Agreement and Plan of Merger (the “GreenRock Merger Agreement”) with Holdings, Merger Sub, GreenRock Merger Sub Corp. (“Company Merger Sub”) and GreenRock Corp., a Cayman Islands exempted company ("GreenRock”). Pursuant to the GreenRock Merger Agreement, (a) Merger Sub will merge with and into ClimateRock, with ClimateRock continuing as the Merger, as a result of which, (i) ClimateRock shall become a wholly-owned subsidiary of Holdings, and (ii) each issued and outstanding security of ClimateRock immediately prior to the Effective Time shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holder thereof to receive a substantially equivalent security of Holdings, and (b)(i) Holdings will make an offer to acquire each issued and outstanding GreenRock ordinary share in exchange for Holdings ordinary shares and (ii) Holdings shall also offer each holder of GreenRock’s outstanding vested options to purchase GreenRock ordinary shares, replacement options to purchase Holdings ordinary shares, all upon the terms and subject to the conditions set forth in the GreenRock Merger Agreement and in accordance with the applicable provisions of the Cayman Act.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. SHAREHOLDERS' EQUITY

Class A Ordinary Shares  — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of  $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 2,086,874 and 2,086,874 Class A shares issued and outstanding, respectively.

Class B Ordinary Shares  — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of  $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there was one Class B ordinary share outstanding, respectively.

Preference Shares  — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were no preferred shares outstanding, respectively.

Warrants —  The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering (together, the “Warrants”), except that the Private Placement Warrants will be subject to certain restrictions on transfer and entitled to registration rights.

The Warrants may only be exercised for a whole number of shares. The Private Placement Warrants (including Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable, or salable until 30 days after the completion of the initial Business Combination. Following such period, the Private Placement Warrants (including the ordinary shares issuable upon exercise of the Private Placement Warrants) will be transferable, assignable, or salable, except that the Private Placement Warrants will not trade. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

If: (i) the Company issues additional ordinary shares or securities convertible into or exercisable or exchangeable for shares of ordinary shares for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary shares, with such issue price or effective issue price to be determined in good faith by the board of directors (and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by such holder or affiliates, as applicable, prior to such issuance) (the “New Issuance Price”); (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation thereof (net of redemptions); and (iii) the volume weighted average trading price of the ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the "Market Value") is below $9.20 per share, the Warrant Price shall be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the New Issuance Price and the Redemption Trigger Price ($18.00) shall be adjusted to equal to 180% of the greater of the Market Value and the Newly Issued Price.

The Company accounts for the Public Warrants and the Private Placement Warrants as equity instruments, so long as the Company continues to meet the accounting requirements for equity instruments.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 8. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the consolidated balance sheet date but before the consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2024, up through the date the Company issued the consolidated financial statements.

On November 6, 2024, the Company, GreenRock, Pubco, Merger Sub, and Company Merger Sub entered into that certain Amendment to the GreenRock Merger Agreement, pursuant to which the GreenRock Merger Agreement was amended to, among other things: (i) remove the $15,000,000 minimum cash closing condition; (ii) extend the outside date under the GreenRock Merger Agreement from March 31, 2024 to May 2, 2025; (iii) reduce the escrow share portion of the consideration from 16,885,000 Pubco ordinary shares to 4,000,000 Pubco ordinary shares and as a result reduce the overall merger consideration payable to the GreenRock shareholders from 44,658,000 Pubco ordinary shares to 32,000,000 Pubco ordinary shares; (iv) revise the escrow share release provisions to provide for the full release of the escrowed shares to the GreenRock shareholders in the event that the adjusted EBITDA for GreenRock for fiscal year 2025 equals or exceeds $25,000,000 (otherwise the escrowed shares will be forfeited); and (v) add a covenant for GreenRock to complete the acquisition of certain operating subsidiaries prior to the closing of the GreenRock Business Combination.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Overview

We are a Cayman Islands exempted company incorporated as a blank check company on December 6, 2021. We were formed for the purpose of effecting an initial Business Combination.

Although we are not limited to a particular industry or geographic region for purposes of consummating an initial Business Combination, we focus on opportunities in environmental protection, renewable energy, fighting climate change, and any other related industries. We will target companies with established operating models that have strong management teams, realigned capital structures, positive cash flows prospects, and a clear and well-defined pathway for growing profitably over the long-term. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2024, we had not yet commenced any operations. All activity through September 30, 2024 relates to our formation and our Initial Public Offering, which is described below, and post-offering activities in search for a target to consummate an initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering. We have selected December 31 as its fiscal year end.

The registration statement for our Initial Public Offering (the “IPO Registration Statement”) was declared effective on April 27, 2022. On May 2, 2022, we consummated its Initial Public Offering of 7,875,000 units at $10.00 per Unit, including 375,000 Units that were issued pursuant to the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $78,750,000. Each Unit is comprised of one Class A ordinary share, one-half of one redeemable warrant with each whole warrant exercisable for one Class A ordinary share, and one right, with each right entitling the holder to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of a Business Combination.

We commenced operations after obtaining adequate financial resources through (i) the Initial Public Offering of 7,875,000 Units at $10.00 per Unit (which includes 375,000 units in connection with the underwriter’s partial exercise of the over-allotment option) and (ii) the sale of 3,762,500 Private Placement Warrants with an exercise price of $11.50 per warrant at a price of $1.00 per Private Placement Warrant to the Sponsor.

The Units were listed on Nasdaq Global Market (“Nasdaq”). Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial Business Combination. Nasdaq rules provide that the initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes). We will only complete an initial Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that we will be able to successfully effect an initial Business Combination.

Upon the closing of the Initial Public Offering, $10.15 per Unit sold in the Initial Public Offering was placed in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the consummation of an initial Business Combination or (ii) the distribution of the funds in the Trust Account to the our shareholders, as described below. We intend to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank as soon as practicable.

The Sponsor, officers, directors and advisors (the “Initial Shareholders”) have agreed (a) to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of an initial Business Combination, (b) not to propose an amendment to our amended and restated memorandum and articles of association with respect to our pre-Business Combination activities prior to the consummation of a Business Combination unless we provide dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve an initial Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if we do not seek shareholder approval in connection therewith) or a vote to amend the provisions of the amended and restated memorandum and articles of association relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares and the Private Placement Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if an initial Business Combination is not consummated. However, the Initial Shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if we fail to complete its initial Business Combination.

The SEC has adopted new rules and regulations relating to special purpose acquisition companies (“SPACs”), which became effective on July 1, 2024 (the “2024 SPAC Rules”). The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC sponsor and related persons; (ii) additional disclosures relating to SPACs’ Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Business Combination with EEW

On October 6, 2022, we entered into the Original Business Combination Agreement with Pubco, Merger Sub, and EEW. On August 3, 2023, we entered into the Business Combination Agreement with Pubco, Merger Sub and EEW to amend and restated the Original Business Combination. The Original Business Combination Agreement was amended, among other things, to (i) extend the date that either we or EEW can terminate the Business Combination Agreement if the closing does not occur by September 30, 2023, and (ii) provide for a contingent earn out of USD $150,000,000 in shares based on the achievement of a 2023 revenue milestone of USD $52,000,000.

On November 29, 2023, we notified EEW that we had elected to terminate the Business Combination Agreement among effective immediately, pursuant to Section 9.1(b) and 9.2 thereof, since the conditions to the closing of the initial Business Combination were not satisfied or waived by the outside date of September 30, 2023. As a result, the Business Combination Agreement is of no further force and effect, except for certain specified provisions in the Business Combination Agreement, which shall survive the termination and remain in full force and effect in accordance with their respective terms.

GreenRock Business Combination

On December 30, 2023, we entered into the GreenRock Merger Agreement with GreenRock, Pubco, Company Merger Sub and Merger Sub. Pursuant to the GreenRock Merger Agreement, subject to the terms and conditions set forth therein, (i) Merger Sub will merge with and into our Company, with our Company continuing as the surviving entity and wholly-owned subsidiary of Pubco, in connection with which all of our existing securities will be exchanged for rights to receive securities of Pubco as set forth in the GreenRock Merger Agreement, and (ii) Company Merger Sub will merge with and into GreenRock, with GreenRock continuing as the surviving entity and wholly-owned subsidiary of Pubco (the transactions contemplated by the GreenRock Merger Agreement, the “GreenRock Business Combination”).

On November 6, 2024, we, GreenRock, Pubco, Merger Sub, and Company Merger Sub entered into that certain Amendment to the GreenRock Merger Agreement, pursuant to which the GreenRock Merger Agreement was amended to, among other things: (i) remove the $15,000,000 minimum cash closing condition; (ii) extend the outside date under the GreenRock Merger Agreement from March 31, 2024 to May 2, 2025; (iii) reduce the escrow share portion of the consideration from 16,885,000 Pubco ordinary shares to 4,000,000 Pubco ordinary shares and as a result reduce the overall merger consideration payable to the GreenRock shareholders from 44,658,000 Pubco ordinary shares to 32,000,000 Pubco ordinary shares; (iv) revise the escrow share release provisions to provide for the full release of the escrowed shares to the GreenRock shareholders in the event that the adjusted EBITDA for GreenRock for fiscal year 2025 equals or exceeds $25,000,000 (otherwise the escrowed shares will be forfeited); and (v) add a covenant for GreenRock to complete the acquisition of certain operating subsidiaries prior to the closing of the GreenRock Business Combination.

For a full description of the GreenRock Merger Agreement and the proposed GreenRock Business Combination, please see “Item 1. Financial Statements — Note 6 — Commitments and Contingencies, Business Combination Agreement” in this Quarterly Report and Part I, Item 1. Business, — “GreenRock Business Combination” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Extensions of Our Business Combination Period

On April 27, 2023, we held the 2023 EGM and approved, among other things, amendment to our amended and restated memorandum and articles of association to (i) extend the date by which we would be required to consummate a Business Combination from November 2, 2023 (assuming the Sponsor was to have effected the paid extensions as described in the definitive proxy statement as filed with the SEC on April 11, 2023) to May 2, 2024 (or such earlier date as determined by our board of directors in its sole discretion) , and (ii) to permit its board of directors, in its sole discretion, to elect to wind up our operations on, or on an earlier date than May 2, 2024 (including prior to May 2, 2023). In connection with the 2023 EGM, shareholders holding 5,297,862 Class A ordinary shares issued in our Initial Public Offering exercised their right to redeem such shares for a pro rata portion of the funds in our Trust Account. As a result, approximately $55,265,334 (approximately $10.43 per share) was removed from our Trust Account to pay such holders. On May 2, 2023, we issued the 2023 Extension Note in the aggregate principal amount of $900,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the Extension Amendment. As of September 30, 2024, $900,000 had been deposited into the Trust Account.

On April 29, 2024, we held the 2024 EGM and approved, among other things, an amendment to our amended and restated memorandum and articles of association to (i) extend the date by which we would be required to consummate a Business Combination from May 2, 2024 to May 2, 2025 (or such earlier date as determined by the board of directors in its sole discretion) and (ii) to permit our board of directors, in its sole discretion, to elect to wind up our operations on, or on an earlier date than May 2, 2025. In connection with the 2024 EGM, shareholders holding 111,915 shares of our ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $1.27 million (approximately $11.37 per share) was removed from the Trust Account to pay such holders.

On April 30, 2024, we issued the 2024 Extension Note in the aggregate principal amount of $600,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 EGM. The Sponsor agreed to pay $50,000 per month that the board of directors decides to take to complete an initial Business Combination, commencing on May 2, 2024 and continuing through May 2, 2025 (or such earlier date as determined by our board of directors in its sole discretion). The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. As of September 30, 2024, $250,000 had been deposited into the Trust Account.

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

For the three and nine months ended September 30, 2024, we reported a net income (loss) of $172,722 and $(409,112), respectively, comprised of $368,522 and $1,109,332 of dividend income earned on the Trust Account and $0 and $163 of interest income offset by formation and operating costs of $165,800 and $1,428,607 and administrative service fees - related party of $30,000 and $90,000.

For the three and nine months ended September 30, 2023, we reported a net income of $26,528 and $585,178, comprised of 357,678 and $1,762,208 of dividend income earned on the Trust Account and $51 and $171 offset by formation and operating costs of $301,201 and $1,087,201, and administrative success fees - related party of $30,000 and $90,000.

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

Liquidity, Capital Reserves and Going Concern

Initial Public Offering

On May 2, 2022, we consummated our initial public offering of 7,875,000 units, including 375,000 units that were issued pursuant to the underwriters’ partial exercise of their over-allotment option. Simultaneously, we sold 3,762,500 private placement warrants, including 112,500 private placement warrants that were issued pursuant to the underwriters’ partial exercise of the over-allotment option. From the proceeds of the initial public offering and private placement warrants, we retained approximately $1,100,000 for working capital needs after transfer of proceeds to the Trust Account and payment of expenses related to the initial public offering and directors and officers insurance.

Related-Party Loans

In order to finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans.

On September 21, 2022, we entered into a loan agreement with Eternal B.V., an affiliate of us through common ownership, (the “Lender”) in the principal amount of up to $180,000, on an unsecured basis and bearing no interest (the “Second Eternal Loan”). The Second Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is March 31, 2025, or if earlier, the date of the consummation of the initial Business Combination of us, as amended by the Second Eternal Loan Amendment. As of September 30, 2024 and December 31, 2023, the outstanding balance of the Second Eternal Loan was $170,603 and no interest was accrued.

Additionally, on November 12, 2022, we entered into a loan agreement with the Lender in the principal amount of up to $300,000, on an unsecured basis and bearing no interest (the “Third Eternal Loan”). The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023. The maturity date is January 1, 2025 or, if earlier, the date of the consummation of the initial Business Combination of us, as amended by the Third Eternal Loan Amendment. As of September 30, 2024 and December 31, 2023, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, we entered into a loan agreement with the Lender in the principal amount of up to $50,000, on an unsecured basis and bearing no interest (the “Fourth Eternal Loan”). The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is the earlier of March 31, 2025 or the date of the consummation of the initial Business Combination of us, as amended by the Eternal Loan Amendment. As of September 30, 2024 and December 31, 2023, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

On April 12, 2023, we entered into a loan agreement with the Lender for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest (the “Fifth Eternal Loan”). The Fifth Eternal Loan was available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date is January 1, 2025, or if earlier, the date of the consummation of the initial Business Combination of us, as amended on August 6, 2024 (the “Fifth Eternal Loan Amendment”). As of September 30, 2024 and December 31, 2023, we borrowed an additional $0 and $153,619, respectively, beyond the initial terms of the loan. As of September 30, 2024 and December 31, 2023, the outstanding balance of the Fifth Eternal Loan was $500,000 and $653,619, respectively, and no interest was accrued.

On November 1, 2023, we entered into a loan agreement with the Lender in the principal amount of up to $335,000 on an unsecured basis and bearing no interest (the “Sixth Eternal Loan”). The Sixth Eternal Loan was available to be drawn down from November 1, 2023. The maturity date is January 1, 2025, or if earlier, the date of the consummation of the initial Business Combination of us, as amended on August 6, 2024 (the “Sixth Eternal Loan Amendment”). In the event we do not repay the Sixth Eternal Loan within 10 days of the consummation of the initial Business Combination of us, we will pay an interest of five percent (5%) per month to the Lender until the date of repayment of the loan. As of September 30, 2024 and December 31, 2023, the Company borrowed an additional $0 and $22,302, respectively, beyond the initial terms of the loan. As of September 30, 2024 and December 31, 2023, the outstanding balance of the Sixth Eternal Loan was $335,000 and $357,302, respectively, and no interest was accrued.

On November 1, 2023, we and the Lender agreed to the Eternal Loan Amendment requiring that in the event that Company does not repay each of the Second Eternal Loan, Third Eternal Loan, Fourth Eternal Loan, and Fifth Eternal Loan within 10 days of the consummation of the initial Business Combination of us, we will pay an interest of five percent (5%) per month to the Lender until the date of repayment of each loan.

On August 5, 2024, we entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $1,500,000, on an unsecured basis and bearing no interest (the “Seventh Eternal Loan”). The Seventh Eternal Loan is available for drawdown by the Borrower in unlimited number of installments in the period from August 3, 2024 to March 31, 2025. The final repayment date is March 31, 2025 or, if earlier, the date of the consummation of the initial business combination of us As of September 30, 2024, the outstanding balance of the Seventh Eternal Loan was $1,425,402 and no interest was accrued.

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

Convertible Promissory Note

On May 2, 2023, we issued a convertible promissory note (the “2023 Extension Note”) in the aggregate principal amount of $900,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the Extension Amendment. The Sponsor agreed to pay $75,000 per month until the completion of an initial Business Combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by our board of directors in its sole discretion). The 2023 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. Per the 2023 Extension Note Amendment, if we do not repay the 2023 Extension Note within five days of the maturity date, five percent (5%) interest per month will accrue on the unpaid principal balance until the 2023 Extension Note is fully repaid. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants (the “Conversion Warrants”) at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the Initial Public Offering. We have determined that the fair value of the 2023 Extension Note is par value. We have determined that the fair value of the 2023 Extension Note is par value. As of September 30, 2024, the outstanding balance of the 2023 Extension Note was $900,000 and no interest was accrued.

On April 30, 2024, we issued a convertible promissory note (the “2024 Extension Note”) in the aggregate principal amount of $600,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 EGM. The Sponsor agreed to pay $50,000 per month that the board of directors decides to take to complete an initial Business Combination, commencing on May 2, 2024 and continuing through May 2, 2025 (or such earlier date as determined by our board of directors in its sole discretion). The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants (the “Conversion Warrants”) at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the Initial Public Offering. We have determined that the fair value of the 2024 Extension Note is par value. As of September 30, 2024, the outstanding balance of the 2024 Extension Note was $250,000.

Going Concern

As of September 30, 2024, we have a cash balance of $3,708 and a working capital deficit of $5,286,927. We have incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern one year from the issuance date of the consolidated financial statements. Prior to consummation of a Business Combination, we have the ability to secure additional funding from the Sponsor or other related parties. There is no assurance that our plans to consummate a Business Combination will be successful by May 2, 2025. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024.

Contractual Obligations

Registration Rights

Pursuant to a registration rights agreement entered into on April 27, 2022, the holders of the founder shares and the private placement warrants (and their underlying securities) are entitled to registration rights. We will bear the expenses incurred in connection with the filing of any registration statements pursuant to such registration rights.

Underwriting Agreement

Pursuant to the underwriting agreement, the underwriters received a cash underwriting discount of $1,181,250 following the consummation of the initial public offering. The underwriters are also entitled to a deferred commission of $2,362,500, which will be payable solely in the event that we complete an initial Business Combination. In addition, the underwriters also received 118,125 units in the initial public offering, with such units restricted from sale until the closing of the initial Business Combination and with no redemption rights from the Trust Account.

Additionally, we granted the underwriters for a period beginning on the closing of the initial public offering and ending on the earlier of the 12 month anniversary of the closing of an initial business combination or April 27, 2025, a right of first refusal to act as (i) exclusive financial advisor in connection with all of our proposed Business Combinations for a fee of up to 6.0% of the proceeds of the initial public offering (subject to our right to allocate up to 50% of such fee to another financial institution or extinguish such amount in Company’s sole discretion), and (ii) sole investment banker, sole book-runner and/or sole placement agent, at underwriters’ sole discretion, for each and every future public and private equity and debt initial public offering, including all equity linked financings, during such period for us or any successor to us or any of our subsidiaries, on terms agreed to by both us and underwriters in good faith.

Transaction Expenses

On May 31, 2022, we entered into an agreement (the “EGS Agreement”) with Ellenoff, Grossman & Schole LLP to act as U.S. securities council to us in connection with pending acquisition targets for us to acquire consistent with its Initial Public Offering and assist in U.S. securities work related to the initial Business Combination. The fee structure for this agreement is as follows: (i) an upfront retainer of $37,500 (ii) billing on an hourly basis for time (iii) each month fifty percent (50%) of the amount billed shall be due and owing (iv) the remaining fifty percent (50%) not paid on a monthly basis will be deferred until the closing of the initial Business Combination and will be paid with a twenty percent (20%) premium. As of September 30, 2024, and December 31, 2023, the total outstanding billed amount for services provided by EGS is $913,026 and $892,784 of which $456,513 and $446,392 (50% of the outstanding balance), respectively, is considered outstanding per the terms of the EGS Agreement and is included in accrued liabilities on the consolidated balance sheet. As the initial Business Combination cannot be deemed probable as of September 30, 2024 and December 31, 2023, respectively, and payment of the deferred portion of the outstanding balance is contingent upon a successful initial Business Combination, no amount was accrued for the deferred portion of the outstanding amount or the premium.

On August 17, 2022, we entered into an agreement (the “Maxim Letter Agreement”) with Maxim to pay a fee (the “Maxim Success Fee”) upon completion of one or more successful transactions. On October 3, 2022, we amended its agreement with Maxim (the “Maxim Amendment”). The Maxim Amendment states that we will pay to Maxim, upon closing of such successful transaction(s), a fee based upon the amount of cash we have in the Trust Account immediately prior to consummation of the transaction and/or contributed to the transaction. If the amount of such cash is less than $50,000,000, Maxim’s fee will be equal to $200,000 in cash and an additional $150,000 of common stock of the post-transaction Company (the “New Common Stock”). If the amount of such cash is equal to or greater than $40 million, the Maxim Success Fee will be $500,000 cash. If the amount of such cash is equal to or greater than $75 million, the Maxim Success Fee will be $500,000 cash and an additional $500,000 payable in either cash or New Common Stock, at the option of us. The New Common Stock will be issued to Maxim Partners LLC, will be valued at the same price per share/exchange ratio as in the definitive transaction documentation, and it will have unlimited piggyback registration rights. The Maxim Success Fee will be paid upon the consummation of the transaction.

On July 11, 2022, we entered into a letter agreement with ALANTRA Corporate Finance, S.A.U. (“ALANTRA”) and U.N. SDG Support Holdings LLC (“Sponsor Entity”), under which we engaged ALANTRA to act as our financial advisor for the design, negotiation, and execution of potential Business Combinations between us and one or more energy transition companies. On October 3, 2022, we amended such letter agreement (the “ALANTRA Letter Agreement”).

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

If a transaction that is introduced by ALANTRA or by another institution to which no fees are due by us (e.g. an institution acting on behalf of a target) is completed the following remuneration will be due to ALANTRA as a remuneration for its services (“ALANTRA Success Fee”).

●	$1,600,000 payable by us; and

●	$1,600,000 payable by or on behalf of the Sponsor Entity

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

On January 4, 2024, we entered into an agreement (the “MZHCI Agreement”) with MZHCI, LLC (“MZHCI”) wherein MZHCI would act as consultant and advise, counsel, and inform designated officers and employees of us as it relates to pre & post IPO, de-SPAC readiness assessment, post transaction close preparation advisory, overall capital markets climate related to global macroeconomic conditions, world-leading exchanges, Company’s competitors, related business acquisitions in the relevant market segments, and other aspects of/or concerning our business about which MZHCI has knowledge or expertise. The MZHCI Agreement became effective upon execution and will remain active for a period of six months with automatic renewal every six months thereafter. Prior to the De-SPAC of us, we shall pay MZHCI $12,000 per month and subsequent to De-SPAC, we shall pay MZHCI $15,000 per month. At the successful close of the initial Business Combination, we will issue MZHCI $120,000 worth of ClimateRock restricted common stock, valued at the closing price on the first day of trading after the successful close of the initial Business Combination.

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

On May 2, 2022, the underwriters partially exercised the over-allotment option in respect of 375,000 Units and, as agreed with us, the underwriters waived their right to further exercise the option on May 5, 2022. Accordingly, a total of 93,750 of the Founder Shares are no longer subject to forfeiture on May 2, 2022, and 187,500 of the Founder Shares were forfeited, resulting in an aggregate of 1,968,750 Founder Shares issued and outstanding.

On March 31,2023, the Sponsor elected to convert 1,968,749 Class B ordinary shares to Class A ordinary shares of us, on a one-for-one basis. These conversion shares are subject to the same restrictions as applied to the Class B ordinary shares before the conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the prospectus for our Initial Public Offering. Following the conversion, the Sponsor owns 1,968,749 Class A ordinary shares and one Class B ordinary share.

Loans with Related Party

On September 21, 2022, we entered into a loan agreement with the Lender in the principal amount of up to $180,000, on an unsecured basis and bearing no interest (the “Second Eternal Loan”). The Second Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023. The maturity date is March 31, 2025, or if earlier, the date of the consummation of the initial Business Combination of us, as amended by the Second Eternal Loan Amendment. As of September 30, 2024 and December 31, 2023, the outstanding balance of the Second Eternal Loan was $170,603 and no interest was accrued.

Additionally, on November 12, 2022, we entered into a loan agreement with the Lender in the principal amount of up to $300,000, on an unsecured basis and bearing no interest (the “Third Eternal Loan”). The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023. The maturity date is January 1, 2025 or, if earlier, the date of the consummation of the initial Business Combination of us, as amended by the Third Eternal Loan Amendment. As of September 30, 2024 and December 31, 2023, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, we entered into a loan agreement with the Lender in the principal amount of up to $50,000, on an unsecured basis and bearing no interest (the “Fourth Eternal Loan”). The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is the earlier of March 31, 2025 or the date of the consummation of the initial Business Combination of us, as amended by the Eternal Loan Amendment. As of September 30, 2024 and December 31, 2023, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

On April 12, 2023, we entered into a loan agreement with the Lender for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest (the “Fifth Eternal Loan”). The Fifth Eternal Loan was available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date is January 1, 2025, or if earlier, the date of the consummation of the initial Business Combination of us, as amended on August 6, 2024 (the “Fifth Eternal Loan Amendment”). As of September 30, 2024 and December 31, 2023, we borrowed an additional $0 and $153,619, respectively, beyond the initial terms of the loan. As of September 30, 2024 and December 31, 2023, the outstanding balance of the Fifth Eternal Loan was $500,000 and $653,619, respectively, and no interest was accrued.

On November 1, 2023, we entered into a loan agreement with the Lender in the principal amount of up to $335,000 on an unsecured basis and bearing no interest (the “Sixth Eternal Loan”). The Sixth Eternal Loan was available to be drawn down from November 1, 2023. The maturity date is January 1, 2025, or if earlier, the date of the consummation of the initial Business Combination of us, as amended on August 6, 2024 (the “Sixth Eternal Loan Amendment”). In the event we do not repay the Sixth Eternal Loan within 10 days of the consummation of the initial Business Combination of us, we will pay an interest of five percent (5%) per month to the Lender until the date of repayment of the loan. As of September 30, 2024 and December 31, 2023, we borrowed an additional $0 and $22,302, respectively, beyond the initial terms of the loan. As of September 30, 2024 and December 31, 2023, the outstanding balance of the Sixth Eternal Loan was $335,000 and $357,302, respectively, and no interest was accrued.

On November 1, 2023, we and the Lender agreed to the Eternal Loan Amendment requiring that in the event that we do not repay each of the Second Eternal Loan, Third Eternal Loan, Fourth Eternal Loan, and Fifth Eternal Loan within 10 days of the consummation of the initial Business Combination of us, we will pay an interest of five percent (5%) per month to Eternal until the date of repayment of each loan.

On August 5, 2024, we entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $1,500,000, on an unsecured basis and bearing no interest (the “Seventh Eternal Loan”). The Seventh Eternal Loan is available for drawdown by the Borrower in unlimited number of installments in the period from August 3, 2024 to March 31, 2025. The final repayment date is March 31, 2025 or, if earlier, the date of the consummation of the initial business combination of us. As of September 30, 2024, the outstanding balance of the Seventh Eternal Loan was $1,425,402 and no interest was accrued.

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

Convertible Promissory Note

On May 2, 2023, we issued the 2023 Extension Note in the aggregate principal amount of $900,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments in lieu of the Paid Extensions for the benefit of each Public Share that was not redeemed in connection with the Extension Amendment. The Sponsor agreed to pay $75,000 per month until the completion of an initial Business Combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by our board of directors in its sole discretion). The 2023 Extension Note bears no interest during the drawdown period of the note and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. Per the 2023 Extension Note Amendment, if we do not repay the 2023 Extension Note within five days of the maturity date, five percent (5%) interest per month will accrue on the unpaid principal balance until the 2023 Extension Note is fully repaid. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants (the “Conversion Warrants”) at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the Initial Public Offering. We have determined that the fair value of the 2023 Extension Note is par value. As of September 30, 2024, $900,000 has been drawn down under the 2023 Extension Note.

On April 30, 2024, we issued the 2024 Extension Note in the aggregate principal amount of $600,000 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 EGM. The Sponsor agreed to pay $50,000 per month that the board of directors decides to take to complete an initial Business Combination, commencing on May 2, 2024 and continuing through May 2, 2025 (or such earlier date as determined by our board of directors in its sole discretion). The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants (the “Conversion Warrants”) at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the Initial Public Offering. We have determined that the fair value of the 2024 Extension Note is par value. As of September 30, 2024, the outstanding balance of the 2024 Extension Note was $250,000.

Administrative Service Fee

We entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor on April 27, 2022 whereby the Sponsor will perform certain services for us for a monthly fee of $10,000. On May 2, 2022, the Sponsor entered into an assignment agreement with Gluon Group, an affiliate of us, to provide the services detailed in the Administrative Service Agreement. An officer of us owns 505 shares of Gluon Group and serves as managing partner. As of September 30, 2024, $39,187 has been paid to Gluon Group for such services and an additional $274,941 and $184,941, respectively, has been accrued.

Advisory Services

On September 21, 2022, we entered into an agreement (the “Letter Agreement”) with Gluon Partners LLP (“Gluon”) to pay a fee (the “Transaction Success Fee”) upon completion of one or more successful transactions. We will pay Gluon $500,000 upon completion of one or more transactions with an aggregate purchase price of less than $400,000,000; and, an additional $500,000 upon completion of one or more transactions with an aggregate purchase price of more than $400,000,000. This means the total remuneration for transactions with a purchase price more than $400,000,001 would be $1,000,000. The transactions purchase price will correspond to the price paid to the sellers of the applicable target, including cash, debt, and equity funded payments. Each Transaction Success Fee will be payable upon consummation of the applicable transaction, regardless of (i) the calendar for the payment of the purchase price, (ii) how the purchase price is funded, (iii) any deferred payment subsequent to consummation of the transaction, or (iv) any adjustments to the price of the transaction subsequent to consummation. Following payment of Transaction Success Fee, any accrued fees payable to the Gluon Group by us will be waived.

On October 5, 2022, we and Gluon agreed to lower the Transaction Success Fee to a total payment of $250,000 upon successful completion of one of more transactions with an aggregate purchase price equal or more than $400,000,000.

In addition, the Letter Agreement was amended to entitle Gluon, with respect to any financing undertaken by us introduced by Gluon during the term of the Letter Agreement, to the following fees: (i) for a financing involving an issuance of our senior, subordinated and/or mezzanine debt securities, a cash fee payable at any closing equal to two percent (2.0%) of the gross proceeds received by us at such closing; (ii) for a financing involving equity, equity-linked or convertible securities, a cash fee payable at each closing equal to five percent (5.0%) of the gross proceeds received by us at such closing.

In addition to the Transaction Success Fee, we agreed to pay Gluon Group for any reasonable and documented out-of-pocket expenses incurred in connection with providing the services for the transactions. In the event of a successful initial Business Combination, Gluon also agreed to waive any accrued fees owed by us.

In addition to the Gluon Success Fee, we agreed to pay Gluon Group for any reasonable and documented out-of-pocket expenses incurred in connection with providing the services for the transactions.

Per Regnarsson, the Chief Executive Officer and a director of us, is the Managing Partner of Gluon Partners. Each member of our board of directors has been informed of Mr. Regnarsson’s material interest in the Gluon Letter Agreement, and upon the approval and recommendation of our audit committee, our board of directors has determined that the Gluon Letter Agreement is fair and in the best interests of us and has voted to approve the Gluon Letter Agreement.

Critical Accounting Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies”, of the unaudited Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our Certifying Officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of the quarterly period ended September 30, 2024.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2024, there have been no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) Annual Reports on Form 10-K for the year ended December 31, 2023 and December 31, 2022, as filed with the SEC on March 18, 2024 and February 17, 2023, respectively, and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2023, June 30, 2023, March 31, 2023, September 30, 2022, and June 30, 2022, as filed with the SEC on November 14, 2023 and amended on March 14, 2024, August 14, 2023 and amended on March 14, 2024, May 8, 2023 and amended on March 14, 2024, November 9, 2022 and amended on December 21, 2022 and March 14, 2024, and August 11, 2022 and amended on March 14, 2024, respectively, and (iv) definitive proxy statements on Schedule 14A, as filed with the SEC on April 11, 2023 and April 12, 2024, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We have received a delisting notice from Nasdaq for failing to meet the Public Holders Requirement. If we cannot regain compliance, our securities will be subject to delisting and the liquidity and the trading price of our securities could be adversely affected.

As previously disclosed, on April 10, 2024, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying us that our Public Shareholders of our Class A ordinary shares were below the 400 Public Holders minimum requirement for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(2) (the “Public Holders Requirement”). The notifications received had no immediate effect on our Nasdaq listing. The Nasdaq rules provided us 45 calendar days to submit a plan to regain compliance and a compliance period of up to 180 calendar days in which to evidence compliance. We submitted to Nasdaq a plan to regain compliance on May 28, 2024, and the Staff granted us an extension until October 7, 2024 to comply with the Public Holders Requirement.

On October 8, 2024, we received a notice (the “Notice”) from the Staff that, since we had not regained compliance with the Public Holders Requirement, our securities would be subject to delisting from Nasdaq, unless we timely requests a hearing before the Hearing Panel (the “Panel”) of Nasdaq by October 15, 2024. On October 15, 2024, we submitted a request to appeal the Notice to the Panel.

If Nasdaq delists our securities from trading on its exchange as a result of our failure to satisfy the Public Holders Requirement or any other applicable listing requirement and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	appearing to be less attractive to potential target companies than an exchange listed SPAC;

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares is a “penny stock,” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our securities are delisted from Nasdaq, offers and sales of our securities by us may be subject to state securities regulation and additional compliance costs.

Our securities will be suspended from trading on Nasdaq and delisted if we do not consummate our initial Business Combination by April 27, 2025. Any trading suspension or delisting could have a material adverse effect on the trading of our securities and may adversely affect our ability to consummate an initial Business Combination.

Our IPO Registration Statement was declared effective by the SEC on April 27, 2022 and our securities are currently listed on the Nasdaq Global Market. Pursuant to our amended and restated memorandum and articles of association, we have until May 2, 2025 to consummate our initial Business Combination. However, Nasdaq’s rules currently require SPACs (such as us) to satisfy certain listing conditions, including the requirement that a SPAC must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement (the “36-Month Requirement”). If a SPAC does not meet the 36-Month Requirement, it will be subject to a suspension of trading and delisting from Nasdaq.

Under the previous Nasdaq rule, a SPAC not in compliance with the 36-Month Requirement could request a hearing before the hearing panel of Nasdaq (the “Hearing Panel”), which would have the effect of staying any potential delisting. However, in rules that became effective on October 7, 2024 (the “New Nasdaq Rules”). , which includes removing the stay relating to the 36-Month Requirement Under the New Nasdaq Rules, a SPAC’s Nasdaq-listed securities will be immediately suspended from trading through the pendency of the Hearing Panel’s review. In addition, the scope of the Hearing Panel’s review is limited, as the Hearing Panel may only reverse a delisting determination by the staff of the Listing Qualifications Department of Nasdaq (a “Staff Delisting Determination”) where it determines that the Staff Delisting Determination was made in error and that the SPAC never failed to satisfy the 36-Month Requirement. In such cases, the Hearing Panel is no longer able to consider facts indicating that the SPAC had regained compliance since the date of the Staff Delisting Determination, nor may the Hearing Panel grant an exception allowing the SPAC additional time to regain compliance. If a SPAC completes a Business Combination after receiving a Staff Delisting Determination and/or demonstrates compliance with all applicable initial listing requirements, the combined company will be apply to list its securities on Nasdaq pursuant to the normal application review process. The New Nasdaq Rules contained a list of deficiencies that would immediately result in a Staff Delisting Determination, which includes noncompliance with the 36-Month Requirement.

Accordingly, unless we are able to consummate our initial Business Combination on or prior to April 27, 2025, our combination period will not be in compliance with the New Nasdaq Rules, and our securities will be suspended from trading on Nasdaq and delisted. If Nasdaq were to suspend our securities from trading and delist our securities, our securities could potentially be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	appearing to be less attractive to potential target companies than an exchange listed SPAC;

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares is a “penny stock,” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our securities are delisted from Nasdaq, trading in our securities, and offers and sales of our securities by us, may be subject to state securities regulation and additional compliance costs.

Our Public Shareholders’ exercise of redemption rights with respect to a large number of Public Shares in the Second Extension may affect our ability to complete an initial Business Combination in the most desirable manner that will optimize the capital structure of the combined company, or at all.

Over the past two years, the redemption rate of shares held by Public Shareholders of SPACs at the time of a shareholder meeting that approves an amendment to the charter of the SPAC or the initial Business Combination of the SPAC has been very high, thereby increasing the likelihood that we, too, may be subject to significant redemptions that may affect our ability to complete an initial Business Combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters in connection with our Initial Public Offering will not be reduced for any Public Shares that are redeemed in connection with an extension of the Combination Period or a Business Combination. If we are able to consummate an initial Business Combination, the per-share value of Public Shares held by non-redeeming Public Shareholders following the Business Combination will reflect our obligation to pay, and the payment of, the deferred underwriting commissions.

In connection with the 2024 EGM, 111,915 Public Shares were redeemed at a price per Public Share of approximately $11.37, thereby reducing the number of outstanding Public Shares to 2,465,223, and reducing the total amount held in the Trust Account to $28,895,303 (as of September 30, 2024).

Due to the high rates of redemptions of Public Shares in connection with shareholder votes on extensions or Business Combinations of SPACs, we may need to rely upon significant PIPE or other outside financing to provide cash to our post-Business Combination company. Obtaining financing in connection with initial Business Combinations of SPACs has in recent times been very difficult, with many financings available only on terms that are onerous to the surviving company of the Business Combination. The failure to secure additional financing on reasonable terms could have a material adverse effect on the continued development or growth of the target business. None of the Sponsor or our other shareholders is required to provide any financing to us in connection with or after our initial Business Combination. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels or on onerous terms. The above considerations may limit our ability to complete a Business Combination in the most desirable manner that will optimize the capital structure of the combined company, or at all. If we are unable to complete an initial Business Combination, our Public Shareholders may only receive approximately $11.72 per Public Share on the liquidation of our Trust Account, as of September 30, 2024, and our warrants and rights will expire worthless. In certain circumstances, our Public Shareholders may receive less than $11.72 per share on the redemption of their Public Shares.

For risks related to GreenRock and the GreenRock Business Combination, please see the Registration Statement on Form F-4 filed by Pubco in connection with the GreenRock Business Combination on January 26, 2024, as amended on March 29, 2024 and as may be further amended from time to time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the on SEC on June 10, 2022. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the registration statement for the Initial Public Offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarterly period ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
2.1	Amendment to Agreement and Plan of Merger, dated as of November 6, 2024, by and among ClimateRock, ClimateRock Holdings Limited, ClimateRock Merger Sub Limited, GreenRock Merger Sub Corp. and GreenRock Corp (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2024).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2024	CLIMATEROCK

	By:	/s/ Per Regnarsson
Per Regnarsson
Chief Executive Officer

	By:	/s/ Abhishek Bawa
Abhishek Bawa
Chief Financial Officer
(Principal Financial and Accounting Officer)