Form 10-K
period 2024-12-31
ClimateRock
filed 2025-06-25
CIK 1903392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-41363

CLIMATEROCK

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Bedford Square London, United Kingdom	WC1B 3HH
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +44 730 847 5096

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, one-half of one Redeemable Warrant and one Right	CLRCU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	CLRC	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	CLRCW	The Nasdaq Stock Market LLC
Rights, each entitling the holder to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial Business Combination	CLRCR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☒ No ☐

The aggregate market value of the registrant’s outstanding Class A Ordinary Shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Ordinary Shares on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on The Nasdaq Stock Market LLC was $29,682,688.5.

As of June 25, 2025, there were 2,535,305 Class A Ordinary Shares, par value $0.0001 per share, and one Class B Ordinary Share, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. These statements are based on Management’s (as defined below) current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial Business Combination, including the GreenRock Business Combination (as defined below);

●	our expectations around the performance of the prospective target business or businesses, such as GreenRock (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination, as a result of which they would then receive expense reimbursements;

●	the potential incentive to consummate an initial Business Combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the Founder Shares (as defined below) paid by our Sponsor (as defined below);

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	the ability of our Management Team (as defined below) to generate and execute on potential acquisition opportunities that will generate value for our shareholders;;

●	our public securities’ potential liquidity and trading;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	the value of the Founder Shares following completion of our initial Business Combination likely being substantially higher than the nominal price paid for them, even if the trading price of our Public Shares (as defined below) at such time is substantially less than the Redemption Price (as defined below);

●	the impact on the amount held in the Trust Account, our capitalization, principal shareholders and other impacts on our Company (as defined below) or Management Team should we seek to further extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;

●	our financial performance; or

●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

Additionally, in 2024, the SEC (as defined below) adopted additional rules and regulations relating to SPACs (as defined below). The 2024 SPAC Rules (as defined below) require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in connection with proposed Business Combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants in connection with registration statements relating to proposed Business Combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2022 Annual Report” are to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022, as filed with the SEC on March 15, 2024;

●	“2023 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on March 18, 2024;

●	“2023 EGM” are to our extraordinary general meeting of shareholders held on April 27, 2023;

●	“2023 Extension” are to the extension of the Combination Period from November 2, 2023 to May 2, 2024, which was approved by our shareholders at the 2023 EGM;

●	“2023 Extension Note” are to the convertible promissory note in the aggregate principal amount of up to $900,000 that we issued to the Sponsor, which was deposited into the Trust Account in monthly installments in connection with the 2023 Extension;

●	“2023 Redemptions” are to the 5,297,862 Public Shares whose holders properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.43 per Public Share in connection with the approval of the 2024 Extension;

●	“2024 EGM” are to our extraordinary general meeting in lieu of an annual general meeting of shareholders held on April 29, 2024;

●	“2024 Extension” are to the extension of the Combination Period May 2, 2024 to May 2, 2025, which was approved by our shareholders at the 2024 EGM;

●	“2024 Extension Note” are to the convertible promissory note in the aggregate principal amount of up to $600,000 that we issued to the Sponsor, which was deposited into the Trust Account in monthly installments in connection with the 2024 Extension;

●	“2024 Redemptions” are to the 111,915 Public Shares whose holders properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $11.37 per Public Share in connection with the approval of the 2024 Extension;

●	“2025 Proxy Statement” are to the Definitive Proxy Statement we filed with the SEC on April 17, 2025, as may be amended, for an upcoming extraordinary general meeting of our shareholders at which we will seek approval to, among other things, (i) further extend the Combination Period beyond May 2, 2025 and (ii) eliminate the Redemption Limitation (as defined below) from the Amended and Restated Articles (as defined below);

●	“2025 EGM” are to our extraordinary general meeting in lieu of an annual general meeting of shareholders held on April 30 and May 1, 2025;

●	“2025 Extension” are to the extension of the Combination Period from May 2, 2025 to November 2, 2025, which was approved by our shareholders at the 2025 EGM;

●	“2025 Extension Note” are to the promissory note in the aggregate principal amount of up to $107,623.44 that we issued to the Sponsor, which will be deposited into the Trust Account in monthly installments in connection with the 2025 Extension;

●	“2025 Redemptions” are to the 2,016,792 Public Shares whose holders properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $12.23 per Public Share in connection with the approval of the 2025 Extension;

●	“Administrative Services Agreement” are to the administrative services agreement, dated April 27, 2022 which we entered into with our Sponsor, as assigned to Gluon Group (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as amended and restated, and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors,” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the 36-month period from the closing of our Initial Public Offering (as defined below) to May 2, 2025 (or such earlier date as determined by the Board), unless further extended pursuant to the Amended and Restated Articles, that we have to consummate an initial Business Combination; provided that the Combination Period may be further extended pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules and as set forth in the 2025 Proxy Statement;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as may be amended from time to time;

●	“Company,” “our”, “we” or “us” are to ClimateRock, a Cayman Islands exempted company;

●	“Company Merger Sub” are to GreenRock Merger Sub Corp., a Cayman Islands exempted company and a wholly owned subsidiary of Pubco (as defined below);

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account, warrant agent of our Public Warrants (as defined below) and rights agent of our Rights (as defined below);

●	“Deferred Fee” are to the additional fee of $2,362,500, to which the underwriters to the Initial Public Offering are entitled that is payable only upon our completion of the initial Business Combination;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Eternal” are to Eternal B.V., an affiliate of our Company;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;

●	“Extension Redemptions” are to the 2023 Redemptions, the 2024 Redemptions and the 2025 Redemptions, together;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Fifth Eternal Loan” are to the loan agreement entered into on April 12, 2023 with Eternal in the principal amount of up to $500,000, on an unsecured basis and bearing no interest;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“First Eternal Loan” are to the non-interest bearing, unsecured loan by Eternal to our Company that was fully repaid on June 2, 2022;

●	“Fourth Eternal Loan” are to the loan agreement entered into on January 29, 2023 with Eternal in the principal amount of up to $50,000, on an unsecured basis and bearing no interest;

●	“Founder Share Conversion” are to the 1,968,749 Class A Ordinary Shares issued on March 31, 2023 to the Sponsor upon the conversion of an equal number of Class B Ordinary Shares held by the Sponsor as Founder Shares;

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that (i) will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination and (ii) were issued in connection with the Founder Share Conversion upon the conversion of an equal number of shares of Class B Ordinary Shares, as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares”;

●	“Founder Share Conversion” are to the 1,968,749 Class A Ordinary Shares issued on March 31, 2023 to the Sponsor upon the conversion of an equal number of Class B Ordinary Shares held by the Sponsor as Founder Shares;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Gluon” are to Gluon Partners LLP;

●	“Gluon Group” are to Gluon Group, an affiliate of our Company;

●	“Gluon Letter Agreement” are to the letter agreement, dated September 21, 2022 and as amended on October 5, 2022, which we entered into with Gluon, pursuant to which we will pay Gluon a fee upon completion of one or more successful transactions;

●	“Gluon Transaction Success Fee” are to the fee we will pay to Gluon upon completion of one or more successful Business Combinations pursuant to the Gluon Letter Agreement;

●	“GreenRock” are to GreenRock Corp, a Cayman Islands exempted company;

●	“GreenRock Business Combination” are to the proposed transactions contemplated by the GreenRock Business Combination Agreement (as defined below) and the ancillary documents, collectively;

●	“GreenRock Business Combination Agreement” are to the Business Combination Agreement, dated as of December 30, 2023 and as amended on November 6, 2024, which we entered into with GreenRock, Pubco and the Merger Subs (as defined below)

●	“GreenRock Registration Statement” are to the registration statement on Form F-4 filed by Pubco in connection with the GreenRock Business Combination, initially filed with the SEC on January 26, 2024, as amended;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” or “IPO” are to the Initial Public Offering that we consummated on May 2, 2022;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on December 24, 2021;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on March 14, 2022, as amended, and declared effective on April 27, 2022 (File No. 333- 263542);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Maxim” are to Maxim Group LLC, the representative of the underwriters in our Initial Public Offering;

●	“Merger Subs” are to Company Merger Sub and SPAC Merger Sub (as defined below), together;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq Panel” are to the Hearings Panel of Nasdaq;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Nasdaq Staff” are to the Listing Qualifications Department of Nasdaq;

●	“Option Units” are to the 375,000 units of our Company that were purchased by the underwriters of the Initial Public Offering pursuant to the partial exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Resolution” are to a resolution of our Company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

v

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“OTC” are to the OTC Markets Group Inc.;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Private Placement” are to the Private Placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement (as defined below);

●	“Private Placement Warrants” are to the warrants issued to our Sponsor in the Private Placement;

●	“Private Placement Warrants Purchase Agreement” are to the Private Placement Warrants Purchase Agreement, dated April 27, 2022, which we entered into with our Sponsor;

●	“Pubco” are to ClimateRock Holdings Limited, a Cayman Islands exempted company and our wholly-owned subsidiary;

●	“Pubco Ordinary Shares” are to the ordinary shares of Pubco, par value $0.0001 per share;

●	“Public Holders Requirement” are to Nasdaq Listing Rule 5450(a)(2);

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Redemption Limitation” are to the limitation in our Amended and Restated Articles that we may not redeem Public Shares to the extent that such redemption would result in us having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) of $5,000,001 or more;

●	“Redemption Price” are to the pro rata redemption price in any redemption we expect to pay, which was approximately $11.92 per Public Share as of December 31, 2024 (before taxes payable, if any);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated April 27, 2022, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024;

●	“Representative Shares” are to the Class A Ordinary Shares issued to Maxim and/or its designees upon the consummation of our Initial Public Offering;

●	“Rights” are to the rights sold as part of the Units in our Initial Public Offering, each entitling the holder to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial Business Combination;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Second Eternal Loan” are to the loan agreement entered into on September 21, 2022 with Eternal in the principal amount of up to $180,000, on an unsecured basis and bearing no interest;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Seventh Eternal Loan” are to the loan agreement entered into on August 5, 2024 with Eternal in the principal amount of up to $150,000,000, on an unsecured basis and bearing no interest;

●	“Sixth Eternal Loan” are to the loan agreement the Company entered into on November 1, 2023 with Eternal in the principal amount of up to $335,000 on an unsecured basis and bearing no interest;

●	“SPAC” are to a special purpose acquisition company;

●	“SPAC Merger Sub” means ClimateRock Merger Sub Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco;

●	“Special Committee” are to the special committee formed by our Board of Directors, consisting of disinterested directors to evaluate the GreenRock Business Combination

●	“Special Resolution” are to a resolution of our Company passed by at least a two-thirds (2/3) majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Sponsor” are to U.N. SDG Support LLC, a Delaware limited liability company;

●	“Third Eternal Loan” are to the loan agreement entered into on November 12, 2022 with Eternal in the principal amount of up to $300,000, on an unsecured basis and bearing no interest;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $79,931,250 from the net proceeds of the Initial Public Offering and the Private Placement was placed following the closing of the Initial Public Offering;

●	“UHY” are to UHY LLP, our independent registered public accounting firm;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated April 27, 2022, which we entered into with Maxim, as representative of the several underwriters of the Initial Public Offering;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Class A Ordinary Share, one-half of one Public Warrant and one Right;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I

Item 1.	Business.

Overview

We are a blank check company formed on December 6, 2021 as a Cayman Islands exempted company for the purpose of effecting an initial Business Combination. We may pursue an initial Business Combination target in any industry or sector, but we are focused on acquiring a target within the sustainable energy industry, including climate change, environment, renewable energy and emerging, clean technologies, such as GreenRock. While we are not limited to investing in a company in a specific geographic region, we are focused on countries working with the Organization for Economic Co-operation and Development (the “OECD”) and regions with strong policy and regulatory support for the green energy transition. Management believes that this offers considerable, attractive acquisition opportunities given the current principles of the OECD, the Environmental, Social and Corporate Governance (“ESG”) principles and the opportunity for growth and financial return.

The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Initial Public Offering

On May 2, 2022, we consummated our Initial Public Offering of 7,875,000 Units, including 375,000 Option Units issued pursuant to the partial exercise of the Over-Allotment Option. Each Unit consists of one Public Share and one-half of one Public Warrant and one Right. Each whole Public Warrant entitles the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. Each Right entitles the holder to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial Business Combination. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to our Company of $78,750,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, we completed the private sale of an aggregate of 3,762,500 Private Placement Warrants to our Sponsor in the Private Placement a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $3,762,500.

A total of $79,931,250 of the net proceeds from the Initial Public Offering and the Private Placement was placed in the Trust Account maintained by Continental acting, as trustee.

It is the job of our Sponsor and Management Team to complete our initial Business Combination. Our Management Team is led by Per Regnarsson, our Chief Executive Officer and a director on our Board. Mr. Regnarsson is supported by Charles Ratelband V, the Executive Chairman of our Board of Directors. We must complete our initial Business Combination by May 2, 2025, 36 months from the closing of our Initial Public Offering. If our initial Business Combination is not consummated by the end of our Combination Period, then, unless our Board of Directors shall otherwise determine, our existence will terminate, and we will distribute all amounts in the Trust Account.

Extensions of our Combination Period

On April 27, 2023, we held the 2023 EGM and approved, among other things, an amendment to the Amended and Restated Articles to (i) extend the Combination Period from November 2, 2023 to May 2, 2024 (or such earlier date as determined by the Board of Directors in its sole discretion) and (ii) to permit the Board of Directors, in its sole discretion, to elect to wind up our operations on, or on an earlier date than May 2, 2024 (including prior to May 2, 2023). In connection with the 2023 EGM, Public Shareholders holding 5,297,862 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account in the 2023 Redemptions. As a result, $55,265,334 (approximately $10.43 per Public Share) was removed from the Trust Account to pay such Public Shareholders.

On April 29, 2024, we held the 2024 EGM and approved, among other things, an amendment to the Amended and Restated Articles to (i) extend the Combination Period from May 2, 2024 to May 2, 2025 (or such earlier date as determined by the Board of Directors in its sole discretion) and (ii) to permit the Board of Directors, in its sole discretion, to elect to wind up our operations on, or on an earlier date than May 2, 2025. In connection with the 2024 EGM, Public Shareholders holding 111,915 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $1.27 million (approximately $11.37 per Public Share) was removed from the Trust Account to pay such Public Shareholders.

In connection with the 2024 Extension, the Sponsor and its designees agreed to contribute an amount equal to $50,000 per month that the Board of Directors decides to take to complete an initial Business Combination, commencing on May 2, 2024 and continuing through May 2, 2025 (or such earlier date as determined by our Board of Directors in its sole discretion). As a result, on April 30, 2024, we issued the 2024 Extension Note in the aggregate principal amount of $600,000 to the Sponsor, which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 Extension. The Sponsor agreed to pay. As of June 24, 2025, approximately $600,000 (including applicable interest) has been deposited into the Trust Account to support the 2024 Extension.

On April 30 and May 1, 2025, we held the 2025 EGM and approved, among other things, an amendment to the Amended and Restated Articles to (i) extend the Combination Period from May 2, 2025 to November 2, 2025 (or such earlier date as determined by the Board of Directors in its sole discretion) and (ii) to permit the Board of Directors, in its sole discretion, to elect to wind up our operations on, or on an earlier date than November 2, 2025. In connection with the 2025 EGM, Public Shareholders holding 2,016,792 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $24.7 million (approximately $12.23 per Public Share) was removed from the Trust Account to pay such Public Shareholders as of June 18, 2025.

In connection with the 2025 Extension, the Sponsor and its designees agreed to contribute an amount equal to $107,623.44 ($0.04 per Public Share that is not redeemed), for each calendar month (commencing on May 2, 2025 and ending on the 1st day of each subsequent month) until November 2, 2025 (each, an “Extension Period”). As a result, on June 20, 2025, we issued the 2025 Extension Note in the aggregate principal amount of $107,623.44 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2025 Extension. As of June 24, 2025, approximately $215,247 (including applicable interest) is due to be deposited into the Trust Account to support the 2025 Extension.

In addition, we agreed to waive our right to withdraw up to $50,000 of interest accrued on the Trust Account to pay dissolution expenses, should we ultimately liquidate prior to an initial Business Combination (the “Dissolution Expense Waiver”). As a result, we will not withdraw up to $50,000 of interest, as permitted by our Amended and Restated Articles, for such dissolution expenses upon liquidation. All interest then-accrued will be held in the Trust Account and will be released to Public Shareholders upon the earliest to occur of (i) the redemption of the Public Shares in connection with a vote seeking to amend the provisions of our Amended and Restated Articles, (ii) the completion of our initial Business Combination and (iii) the redemption of 100% of the Public Shares if we are unable to complete our initial Business Combination by November 2, 2025 or such earlier date as determined by our Board.

We may seek to further extend the Combination Period consistent with applicable laws and regulations by amending the Amended and Restated Articles. Such an amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization and would affect our ability to complete a business combination that will qualify for listing on a national exchange.

Founder Share Conversion

On March 31, 2023, the Sponsor elected to convert 1,968,749 Class B Ordinary Shares to Class A Ordinary Shares, on a one-for-one basis in the Founder Share Conversion. The Class A Ordinary Shares issued in the Founder Share Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Founder Share Conversion, including among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the IPO Registration Statement.

Following the Founder Share Conversion and the Extension Redemptions, there were 2,535,305 Class A Ordinary Shares and one Class B Ordinary Share issued and outstanding and the Sponsor holds approximately 77.65% of the issued and outstanding Ordinary Shares.

Termination of Proposed Business Combination with EEW

On October 6, 2022, we entered into a Business Combination Agreement with Pubco, SPAC Merger Sub, and E.E.W. Eco Energy World PLC, a company formed under the laws of England and Wales (“EEW”). On August 3, 2023, we entered into an Amended and Restated Business Combination Agreement (as amended and restated, the “Original Business Combination Agreement”) with Pubco, SPAC Merger Sub and EEW.

On November 29, 2023, we notified EEW that we had elected to terminate the Original Business Combination Agreement effective immediately, pursuant to Section 9.1(b) and 9.2 thereof, since the conditions to the closing of such Business Combination were not satisfied or waived by the outside date of September 30, 2023. As a result, the Original Business Combination Agreement is of no further force and effect, except for certain specified provisions in the Original Business Combination Agreement, which survive its termination and remain in full force and effect in accordance with their respective terms.

GreenRock Business Combination

On December 30, 2023, we entered into the GreenRock Business Combination Agreement with GreenRock, Pubco and the Merger Subs, which was amended on November 6, 2024. The below subsection describes the material provisions of the GreenRock Business Combination Agreement, but does not purport to describe all the terms thereof. This summary of the GreenRock Business Combination Agreement is qualified in its entirety by reference to the complete text of the GreenRock Business Combination Agreement, as amended, copies of which are filed with the Report as Exhibit 2.1 and Exhibit 2.2 and are incorporated by reference herein. Unless otherwise defined herein, the capitalized terms used in this subsection have the same meanings given to them in the GreenRock Business Combination Agreement. Unless otherwise indicated, this Report does not assume the closing of the GreenRock Business Combination.

Pursuant to the GreenRock Business Combination Agreement, subject to the terms and conditions set forth therein, (i) SPAC Merger Sub will merge with and into our Company, with our Company continuing as the surviving entity and wholly-owned subsidiary of Pubco (the “SPAC Merger”), in connection with which all of our existing securities will be exchanged for rights to receive securities of Pubco as follows: (a) immediately prior to the SPAC Merger Effective Time, every issued and outstanding Unit will be automatically separated and the holders thereof will be deemed to hold one (1) Class A Ordinary Share, one-half (1/2) of a Public Warrant and one Right, (b) each Class A Ordinary Share outstanding immediately prior to the Effective Time that has not been redeemed and is not a Dissenting Share (as defined below) shall automatically convert into one Pubco Ordinary Share, par value $0.0001, issued by Pubco (each, a “Pubco Ordinary Share”), (c) each Class B Ordinary Share, par value $0.0001, outstanding immediately prior to the SPAC Merger Effective Time that is not a Dissenting Share shall automatically convert into one Pubco Ordinary Share, (d) each Public Warrant and each Private Placement Warrant shall automatically convert into one warrant to purchase Pubco Ordinary Shares (each, a “Pubco Warrant”) on substantially the same terms and conditions; (e) each Right will be automatically converted into the number of Pubco Ordinary Shares that would have been received by the holder of such Right if it had been converted upon the consummation of a Business Combination in accordance with the Amended and Restated Articles, and (ii) Company Merger Sub will merge with and into GreenRock, with GreenRock continuing as the surviving entity and wholly-owned subsidiary of Pubco (the “Company Merger”, and together with the SPAC Merger, the “Mergers”), pursuant to which (x) each GreenRock ordinary share (the “GreenRock Ordinary Shares”) issued and outstanding immediately prior to the Effective Time shall be automatically cancelled and extinguished and converted into the right to receive the applicable portion of Pubco Ordinary Shares constituting the Merger Consideration (as defined below) and (y) each issued and outstanding GreenRock convertible security shall be converted into Pubco convertible securities of like tenor and shall have, and be subject to, substantially the same terms and conditions as set forth in the applicable organizational document of GreenRock, except that they shall represent the right to acquire Pubco Ordinary Shares in lieu of GreenRock Ordinary Shares.

In accordance with the Companies Act, any Ordinary Share issued and outstanding immediately prior to the Effective Time for which any of our shareholder has validly exercised properly in writing their dissenters’ rights for such Ordinary Shares in accordance with Companies Act (such shareholder, a “Dissenting Shareholder”), and has otherwise complied in all respects with all of the provisions of the Companies Act relevant to the exercise and perfection of dissenters’ rights (collectively, the “Dissenting Shares”) shall not be converted into the right to receive, and the applicable Dissenting Shareholder shall have no right to receive, the applicable Pubco Ordinary Shares to which the holder of such Dissenting Shares would otherwise be entitled unless and until such Dissenting Shareholder effectively withdraws or loses such dissenters’ rights.

Pursuant to the terms of the GreenRock Business Combination Agreement, the consideration to be delivered to the holders of GreenRock Ordinary Shares (the “GreenRock Shareholders”) in connection with the GreenRock Business Combination (the “Merger Consideration”) will be 44,685,000 newly-issued Pubco Ordinary Shares, of which 16,685,000 will be held in a segregated account (the “Escrowed Shares”) pursuant to an escrow agreement (the “Escrow Agreement”) that we will enter into with Pubco and GreenRock at or prior to Closing with an escrow agent mutually acceptable to us and GreenRock (the “Escrow Agent”). The GreenRock Shareholders shall be shown as registered owners of their respective Escrowed Shares on the books and records of Pubco, and shall be entitled to exercise voting rights with respect to such Escrowed Shares, and any dividends, distributions and other earnings on the Escrowed Shares while held in escrow shall be paid directly to the GreenRock Shareholders. The Escrowed Shares will be subject to forfeiture by the GreenRock Shareholders if GreenRock fails to meet the targets described below:

1)	If on the later to occur of (x) the closing date of the GreenRock Business Combination and (y) March 31, 2024 (the “First Checkpoint Date”), the year-to-date Adjusted EBITDA of GreenRock exceeds $24,348,000 (the “EBITDA Minimum”) then a portion of the Escrowed Shares shall be released to the GreenRock Shareholders in an amount equal total number of Escrowed Shares multiplied by a fraction, the numerator of which is amount by which the Adjusted EBITDA of GreenRock as of the First Checkpoint Date exceeds the EBITDA Minimum, and the denominator of which is $14,502,000; provided that if the Adjusted EBITDA of GreenRock is less than the EBITDA Minimum on the First Checkpoint Date, all Escrowed Shares will remain in escrow until the date that GreenRock’s audited financial statements for fiscal year 2024 are filed with the SEC (the “Second Checkpoint Date”).

2)	If on the Second Checkpoint Date,

a.	GreenRock’s Adjusted EBITDA for the 2024 fiscal year is less than the Adjusted EBITDA calculated at the First Checkpoint Date, then all remaining Escrowed Shares will be forfeited by the GreenRock Shareholders, surrendered to Pubco for no consideration, and cancelled;

b.	GreenRock’s Adjusted EBITDA for the 2024 Fiscal year is greater than the GreenRock Adjusted EBITDA calculated at the First Checkpoint Date, but less than $38,850,000 (the “EBITDA Target”), then a portion of the Escrowed Shares will be released to the GreenRock Shareholders in an amount equal total number of Escrowed Shares multiplied by a fraction, the numerator of which is amount by which the 2024 Adjusted EBITDA of GreenRock exceeds the EBITDA Minimum, and the denominator of which is $14,502,000, minus the number of Escrowed Shares released in connection with the First Checkpoint Date (if any); provided that any remaining unreleased Escrowed Shares will be forfeited by the GreenRock Shareholders, surrendered to Pubco for no consideration, and cancelled; or

c.	GreenRock’s Adjusted EBITDA for the 2024 fiscal year is equal to or greater than the EBITDA Target, then all remaining Escrowed Shares will be released to the GreenRock Shareholders.

In each case, GreenRock’s “Adjusted EBITDA” means GreenRock’s earnings before interest, taxes, depreciation or amortization, calculated in accordance with IFRS, plus 70% of the net sale price reflected in any signed letters of intent entered into by GreenRock and a third party in good faith and on prevailing market terms for the sale of GreenRock’s assets.

Representations and Warranties

The GreenRock Business Combination Agreement contains a number of representations and warranties by each of our Company, Pubco, the Merger Subs and GreenRock as of the date of the GreenRock Business Combination Agreement and as of the consummation of the transactions contemplated by the GreenRock Business Combination Agreement (the “Closing”). Many of the representations and warranties are qualified by materiality or Material Adverse Effect. “Material Adverse Effect” as used in the GreenRock Business Combination Agreement means with respect to any specified person or entity, any fact, event, occurrence, change or effect that has had, or would reasonably be expected to have, individually or in the aggregate, a material adverse effect upon (a) the business, results of operation or financial condition of such person and its subsidiaries, taken as a whole, or (b) the ability of such person or any of its subsidiaries to consummate the GreenRock Business Combination, in each case subject to certain customary exceptions. Certain of the representations are subject to specified exceptions and qualifications contained in the GreenRock Business Combination Agreement or in information provided pursuant to certain disclosure schedules to the GreenRock Business Combination Agreement.

No Survival

The representations and warranties of the parties contained in the GreenRock Business Combination Agreement terminate as of, and do not survive, the Closing, and there are no indemnification rights for another party’s breach, except that fraud claims survive indefinitely and the covenants and agreements relevant to the Closing and any agreements or covenants which by their terms contemplate performance after the Closing. The covenants and agreements of the parties contained in the GreenRock Business Combination Agreement do not survive the Closing, except those covenants and agreements to be performed after the Closing, which covenants and agreements will survive until fully performed.

Covenants of the Parties

Each party agreed in the GreenRock Business Combination Agreement to use its commercially reasonable efforts to affect the Closing. The GreenRock Business Combination Agreement also contains certain customary covenants by each of the parties during the period between the signing of the GreenRock Business Combination Agreement and the earlier of the Closing or the termination of the GreenRock Business Combination Agreement in accordance with its terms, as well as certain customary covenants, such as confidentiality and publicity that will continue after the termination of the GreenRock Business Combination Agreement.

The GreenRock Business Combination Agreement and the consummation of the GreenRock Business Combination requires the approval of both our and GreenRock’s respective shareholders. In connection with the Mergers, we and Pubco have prepared, with the assistance, cooperation and reasonable best efforts of GreenRock, and filed with the SEC, the GreenRock Registration Statement, which contains a proxy statement/prospectus registering the Pubco securities to be issued under the GreenRock Business Combination Agreement to the holders of our Company and GreenRock securities in the Mergers under the Securities Act, and soliciting proxies from our shareholders for use at the extraordinary general meeting to approve the GreenRock Business Combination Agreement, the GreenRock Business Combination and related matters. The prospectus/ proxy statement will also be used as an information statement by GreenRock in connection with the consideration and vote by its shareholders on the Company Merger.

Each of the parties of the GreenRock Business Combination also agreed not to solicit or enter into any alternative competing transactions during the period from the date of the GreenRock Business Combination Agreement and continuing until the earlier of the termination of the GreenRock Business Combination Agreement or the Closing.

The Parties also agreed to take all necessary action so that the board of directors of Pubco following the Closing will consist of seven individuals, a majority of whom shall be independent directors in accordance with Nasdaq requirements. The post-Closing board of Pubco will be a classified board with three classes of directors, with (I) one class of directors, the Class I Directors, initially serving a one (1) year term, (II) a second class of directors, the Class II Directors, initially serving a two (2) year term, and (III) a third class of directors, the Class III Directors, serving a three (3) year term with one Class III Director to be designated by our Company. Following the initial term of each class, each such class will serve for a three (3) year term.

Conditions to Closing

The GreenRock Business Combination Agreement contains conditions to Closing, including the following mutual conditions of the parties (unless waived): (i) approval of our shareholders and the shareholders of GreenRock; (ii) consent, approval, waiver, authorization or permit of, or notice to or declaration or filing with any governmental authorities or any third party; (iii) expiration of the applicable waiting period under any antitrust laws; (iv) no law or order preventing or prohibiting the Mergers or the other transactions contemplated by the GreenRock Business Combination Agreement; (v) no pending litigation to enjoin or restrict the consummation of the Closing; (vi) the GreenRock Registration Statement of which the proxy statement/prospectus forms a part having been declared effective by the SEC; (vii) the Pubco Ordinary Shares having been have been approved for listing on Nasdaq, (viii) our Company and GreenRock having entered into a registration rights agreement in a mutually agreed upon form, and (ix) our Company and GreenRock the parties having entered into an escrow agreement in a mutually agreed upon form, and (x) the redemption of our Public Shares having been completed in accordance with the terms of the Amended and Restated Articles.

In addition, unless waived by GreenRock, the obligations of GreenRock to consummate the GreenRock Business Combination are subject to the satisfaction of the following additional Closing conditions, in addition to the delivery by us of customary certificates and other Closing deliverables: (i) the representations and warranties of the ClimateRock Parties being true and correct as of the date of the GreenRock Business Combination Agreement and the Closing, except to the extent made as of a particular date (subject to certain materiality qualifiers); (ii) the ClimateRock Parties having performed in all material respects all of their respective obligations and complied in all material respects with their respective covenants and agreements under the GreenRock Business Combination Agreement required to be performed or complied with by them on or prior to the date of the Closing; (iii) the absence of any Material Adverse Effect with respect to our Company since the date of the GreenRock Business Combination Agreement; (iv) the loans made to us by the Sponsor, or any affiliate of the Sponsor, shall have been repaid in full, (v) all outstanding transaction expenses shall have been paid, (vi) GreenRock having received lock-up agreements, in a mutually agreed upon form, signed by Sponsor and each of the holders of our Private Placement Warrants, (vii) us having at least $15,000,000 in available cash on the Closing Date, and (viii) Pubco shall have amended and restated its Memorandum and Articles of Association in a form to be mutually agreed upon by our Company and GreenRock.

Unless waived by our Company, the obligations of the ClimateRock Parties to consummate the GreenRock Business Combination are subject to the satisfaction of the following additional Closing conditions, in addition to the delivery by GreenRock of customary certificates and other Closing deliverables: (i) the representations and warranties of GreenRock being true and correct as of the date of the GreenRock Business Combination Agreement and the Closing, except to the extent made as of a particular date (subject to certain materiality qualifiers); (ii) GreenRock having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the GreenRock Business Combination Agreement required to be performed or complied with or by it on or prior to the date of the Closing; (iii) the absence of any Material Adverse Effect with respect to the GreenRock since the date of the GreenRock Business Combination Agreement; (iv) our Company having received executed employment agreements, on mutually agreed upon forms, with each of the Chief Executive Officer, Chief Financial Officer and General Counsel of GreenRock, (v) ClimateRock having received lock-up agreements, in a mutually agreed upon form, relating to the Pubco Ordinary Shares signed by the GreenRock Shareholders, and (vi) our Company having received a fairness opinion for the GreenRock Business Combination from an investment bank of its choosing.

Termination

The GreenRock Business Combination Agreement may be terminated at any time prior to the Closing by either us or GreenRock if the Closing does not occur by May 2, 2024, or such other date as may be extended pursuant to the GreenRock Business Combination Agreement.

The GreenRock Business Combination Agreement may also be terminated under certain other customary and limited circumstances at any time prior the Closing, including, among other reasons: (i) by mutual written consent of us and GreenRock; (ii) by written notice by either us or GreenRock if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the GreenRock Business Combination, and such order or other action has become final and non-appealable; (iii) by written notice by GreenRock for our uncured breach of the GreenRock Business Combination Agreement, resulting in the failure of a representation, warranty, or covenant contained in the GreenRock Business Combination Agreement (subject to Material Adverse Effect); (iv) by written notice by us for the uncured breach of the GreenRock Business Combination Agreement by GreenRock, resulting in the failure of a representation, warranty, or covenant contained in the GreenRock Business Combination Agreement (subject to Material Adverse Effect); (v) by us, if there shall have been a Material Adverse Effect on GreenRock and its subsidiaries following the date of GreenRock Business Combination Agreement which is uncured and continuing; and (vi) by either us or GreenRock if ClimateRock holds its shareholder meeting to approve the GreenRock Business Combination Agreement and the GreenRock Business Combination, and such approval is not obtained.

If the GreenRock Business Combination Agreement is terminated, all further obligations of the parties under the GreenRock Business Combination Agreement (except for certain obligations related to public announcements, confidentiality, effect of termination, fees and expenses, trust fund waiver, and customary miscellaneous provisions) will terminate. No party to the GreenRock Business Combination Agreement will have any further liability to any other party thereto except for liability for fraud or for willful breach of the GreenRock Business Combination Agreement prior to termination.

Trust Account Waiver

GreenRock agreed that it will not have any right, title, interest or claim of any kind in or to any monies in Trust Account, and has agreed not to, and waived any right to, make any claim against the Trust Account (including any distributions therefrom).

Amendment to the GreenRock Business Combination Agreement

On November 6, 2024, we entered into the Amendment to the GreenRock Business Combination Agreement with GreenRock, Pubco and the Merger Subs, pursuant to which the GreenRock Business Combination Agreement was amended to, among other things: (i) remove the $15,000,000 minimum cash closing condition; (ii) extend the outside date under the GreenRock Business Combination Agreement from March 31, 2024 to May 2, 2025; (iii) reduce the escrow share portion of the consideration from 16,885,000 Pubco Ordinary Shares to 4,000,000 Pubco Ordinary Shares and as a result reduce the overall merger consideration payable to the GreenRock shareholders from 44,658,000 Pubco Ordinary Shares to 32,000,000 Pubco Ordinary Shares; (iv) revise the escrow share release provisions to provide for the full release of the escrowed shares to the GreenRock shareholders in the event that the adjusted EBITDA for GreenRock for fiscal year 2025 equals or exceeds $25,000,000 (otherwise the escrowed shares will be forfeited); and (v) add a covenant for GreenRock to complete the acquisition of certain operating subsidiaries prior to the closing of the GreenRock Business Combination.

Ancillary Agreements

Voting and Support Agreements

Simultaneously with the execution and delivery of the GreenRock Business Combination Agreement, we entered into Voting and Support Agreements (collectively, the “Voting Agreements”) with GreenRock and certain shareholders of GreenRock required to approve the GreenRock Business Combination. Under the Voting Agreements, each GreenRock shareholder party thereto agreed to vote all of such shareholder’s GreenRock Ordinary Shares in favor of the GreenRock Business Combination Agreement and the related transactions. The GreenRock members also agree to take certain other actions in support of the GreenRock Business Combination Agreement and related transactions and refrain from taking actions that would adversely affect such GreenRock member’s ability to perform its obligations under the Voting Agreements. The Voting Agreements prevent transfers of the GreenRock interests held by such GreenRock members party thereto between the date of the Voting Agreement and the date of Closing, except for certain permitted transfers where the recipient also agrees to comply with the Voting Agreement.

A copy of the form of Voting Agreement is filed as Exhibit 10.26 to this Report and is incorporated herein by reference, and the foregoing description of the form of Voting Agreement is qualified in its entirety by reference thereto.

Sponsor Support Agreement

Simultaneously with the execution and delivery of the GreenRock Business Combination Agreement, we entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) with GreenRock and the Sponsor. Under the Sponsor Support Agreement, the Sponsor agreed to vote all of its Ordinary Shares in favor of the GreenRock Business Combination Agreement. The Sponsor also agree to take certain other actions in support of the GreenRock Business Combination Agreement and related transactions and refrain from taking actions that would adversely affect its ability to perform its obligations under the Sponsor Support Agreement.

A copy of the form of Sponsor Support Agreement is filed as Exhibit 10.27 to this Report and is incorporated herein by reference, and the foregoing description of the form of Voting Agreement is qualified in its entirety by reference thereto.

Special Committee

The GreenRock Business Combination Agreement and the Ancillary Agreements were negotiated on behalf of our Company by the Special Committee.

Our Team

We capitalize on the seasoned operating experience of our Management Team, led by Per Regnarsson, our Chief Executive Officer and a director, who has over 15 years of investment and management experience and a successful track record across several sustainable energy sectors. Mr. Regnarsson has strong working relationships with the clean energy investment community in North America, the United Kingdom, Scandinavia and the rest of Europe, including growth capital, infrastructure finance, family offices, major industrial groups and pension funds.

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

After the 26th United Nations Climate Change conference, commonly known as COP26, there has been renewed pressure for both governments and corporations to accelerate their transition to renewable sources in order to meet de-carbonization targets. Reducing carbon emissions, whether through cleaner energy, alternative modes of production, operation, or other means, is paramount for both political and corporate leaders in shaping and achieving their environmental aspirations. Most environmental scenarios assume that to limit global temperatures to less than a 1.5°C increase in global temperatures in the period 2030-2050 from pre-industrial levels, renewable energy will need to account for least a 60% share of the total global primary energy supply and under the International Energy Agency’s pathway to net zero target, 90% of global electricity generation in 2050 will need to come from renewable sources, with solar photovoltaic and wind together accounting for nearly 70%. To accomplish this, total annual global investment in clean power and enabling system infrastructure needs to rise from US$380 billion in 2020 to $1.6 trillion by 2030. Given the substantial sums of capital necessary to drive this shift to renewable energy sources, we believe that the public capital markets, supported by project finance lenders, will continue to provide the most efficient pathway for these financing needs.

The key focus of our Company is to invest in a responsible and sustainable manner. All investments and investment vehicles are based on this principle. We also adhere to the principles described in the United Nations Principles for Responsible Investment and the principles of ESG. By investing accordingly, we want to actively contribute to the Sustainable Development Goals set by the United Nations in 2015, primarily Goal 7 (affordable and clean energy), Goal 11 (sustainable cities and communities), Goal 12 (responsible consumption and production) and Goal 13 (climate action). We focus our efforts to invest in accordance with the following key commercial criteria:

●	Attractive market opportunity. We believe that there is a clear need for companies that share our corporate values and industry perspective to become part of our publicly listed clean energy platform to allow for accelerated follow-on growth opportunities. Recent global attention to sustainability, economic progress, human capital, along with its social, political and financial environment suggests that the clean energy market will remain a core and growing asset class and provide significant investment opportunities over the next several years. Early leadership in Europe and significant growth opportunities in the Asia-Pacific region will, in our opinion, spur not only significant demand for green power sources, but also greater efficiencies driven by next generation wind, solar, hydro-electric, battery and hydrogen technologies, to name a few.

●	Objective to invest in green energy and technology companies. We are focused on companies that have sustainable competitive advantages and/or operate green power assets with a mix of contracted and merchant revenue profiles, a need for capital to fund growth activities and/or to scale up power generation capacity, and offer an attractive risk-adjusted return for our shareholders. We also prefer companies that, if combined with us, may have a greater environmental and social impact, considering all stakeholders, if not already in place, and those which work to establish and follow best-in-class sustainability standards, which we believe will create long-term shareholder value.

●	Experienced Management Team. Our Management Team has significant prior experience in capital markets and investment in renewable energy and clean technology. Per Regnarsson and Charles Ratelband V have decades of experience combined when it comes to investment in sustainable energy and clean technology, and a substantial number of connections across the European Union and North America. Messrs. Regnarsson and Ratelband V are supported by Mr. Michael Geary, our Chief Financial Officer. Additional team members include the following independent non-executive directors: (i) Dariusz Sliwinski, an experienced finance and investment director; (ii) Niels Brix, a seasoned lawyer who has more than 15 years’ experience in the global wind industry and served as a board member of Procon Wind Energy A/S, a Denmark based service company for offshore wind sector; and (iii) Sean Kidney, a regular speaker on climate change and finance.

●	Substantial Deal Flow. We have been sourcing initial Business Combination opportunities through existing connections and our Management Team’s network, our Management Team’s broad network of owners, investors, executives and advisors of businesses in the sustainable energy industry.

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

Aligned with our business and investment strategies, we have identified the following criteria that we believe are important and that we use in evaluating initial Business Combinations. While we utilize these criteria in evaluating initial Business Combinations, including the GreenRock Business Combination, no individual criterion entirely determines our decision to pursue a particular opportunity. Further, any particular initial Business Combination that we ultimately pursue may not meet one or more of these criteria. In assessing prospective targets, we may consider various criteria, including whether such prospects:

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

●	Strong Management Team. We leverage the extensive experience of our Management Team, all of whom have been involved at various levels in acquisitions, financings, and advisory transactions, and have significant experience investing in a variety of economic cycles and jurisdictions, with a track record of identifying high-quality assets with opportunities for optimization. We believe our Management Team’s ability to originate, effectively diligence, and creatively and thoughtfully structure transactions generate attractive risk-adjusted returns for investors. We believe we benefit from our Management Team’s successful track record in corporate finance, including Mr. Regnarsson’s and Mr. Ratelband V’s respective experience serving as general partners, corporate executives or board members for both public and private companies.

●	Broad Sourcing Channels and Leading Industry Relationships. We believe the capabilities and relationships associated with our Management Team provide us with a differentiated pipeline of attractive initial Business Combination opportunities that could be difficult for other market participants to replicate.

●	Underwriting, Execution, and Structuring Capabilities. Our Management Team applies to our targets a rigorous analytical review and diligence process that its individual members apply or have applied in their current or past professional experiences. The sensitivity of financial and operational drivers to external factors is a key component of evaluating investment opportunities and pricing risk. We believe our investment discipline allows us to identify opportunities where our Management Team can create shareholder value, which may include operational or capital structure improvements, as well as the introduction of new technologies and/or products to drive growth.

●	Public Company Operating Expertise. As a result of serving as executive officers and directors of and financial and operating advisors to publicly traded companies, our Management Team has substantial experience in navigating the challenges of operating as a public company. We anticipate that one or more members of our directors or officers would remain with the post-Business Combination company. Per Regnarsson, our Chief Executive Officer and a director, and Charles Ratelband, our Executive Chairman, are expected to serve as directors of Pubco following the consummating of the GreenRock Business Combination.

●	Renewable Infrastructure Operating Expertise. Our Management Team brings with it extensive experience in owning and operating assets across a range of renewable energy sectors and technologies including (but not limited to) onshore and offshore wind, solar photovoltaics, biofuels, battery storage projects and hydrogen. Such practical grounding across the sectors gives management a considerable advantage in evaluating and executing on acquisition opportunities and extracting full operating and financial value from a variety of potential projects.

Initial Business Combination

The Nasdaq Rules require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial Business Combination (the “80% Test”). Our Board of Directors will make the determination as to the fair market value of our initial Business Combination. If our Board of Directors is not able to independently determine the fair market value of our initial Business Combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our Board of Directors will not be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects.

If we are unable to consummate an initial Business Combination within the Combination Period, we will redeem 100% of our issued and outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares, subject to applicable law and as further described herein, and then seek to liquidate and dissolve. We expect the Redemption Price to be approximately $11.92 per Public Share, as of December 31, 2024, before taxes payable, if any. However, we cannot assure our Public Shareholders that we will in fact be able to distribute such amounts as a result of claims of creditors that may take priority over the claims of our Public Shareholders.

We anticipate structuring our initial Business Combination either (i) in such a way so that the post-transaction company in which our Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders, or for other reasons. However, we will only complete an initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new Ordinary Shares in exchange for all of the outstanding share capital, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new Ordinary Shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our outstanding Ordinary Shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of 80% Test. If the initial Business Combination involves more than one target business, the 80% Test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial Business Combination for purposes of a tender offer or for seeking shareholder approval, as applicable. Based on the valuation analysis of our Management, we have determined that the fair market value of GreenRock was substantially in excess of 80% of the funds in the Trust Account and that the 80% Test was therefore satisfied.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial Business Combination. Our Amended and Restated Articles provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

Financial Position

With funds available for an initial Business Combination in the amount of approximately $29,381,085 (as of December 31, 2024 and assuming no further redemptions of Public Shares and before taxes payable, if any) available to us before fees and expenses associated with our initial Business Combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in any operations and will not engage in any operations until we consummate our initial Business Combination. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the Private Placement, the proceeds of the sale of our Ordinary Shares in connection with our initial Business Combination (including pursuant to any forward purchase agreements or backstop agreements into which we may enter following the consummation of our Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial Business Combination or used for redemptions of our Public Shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial Business Combination, and we may effectuate our initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we target businesses larger than we could acquire with the net proceeds of our Initial Public Offering and the Private Placement, and may as a result be required to seek additional financing to complete such proposed initial Business Combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial Business Combination. In the case of an initial Business Combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the initial Business Combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial Business Combination.

See “GreenRock Business Combination” above for more information regarding the agreements related to the GreenRock Business Combination.

Sources of Target Businesses

Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses can also be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as our Sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we have receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our Sponsor and their affiliates. We may engage professional firms or other individuals that specialize in business acquisitions on any formal basis, in which event, we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our Management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our Management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case, any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which our Sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial Business Combination (regardless of the type of transaction that it is). None of our Sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective Business Combination target in connection with a contemplated initial Business Combination.

We have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support pursuant to the Administrative Services Agreement and to reimburse our Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. Additionally, the Company entered into the Gluon Letter Agreement for consulting services provided to the Company in connection with the identification, evaluation, and analysis of potential Business Combination transaction targets and related financing transactions. Per Regnarsson, the Chief Executive Officer and a director of our Company, is the Managing Partner of Gluon. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial Business Combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial Business Combination candidate.

We are not prohibited from pursuing an initial Business Combination with an initial Business Combination target that is affiliated with our Sponsor, officers or directors or making the initial Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. While GreenRock is not affiliated with our Sponsor, officers or directors, in the event we do not consummate the GreenRock Business Combination and seek to complete our initial Business Combination with an initial Business Combination target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that such an initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more information regarding the Special Committee.

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

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed Business Combination, we will either (1) seek shareholder approval of our initial Business Combination at a general meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable) (as is the case with the GreenRock Business Combination), or (2) provide our shareholders with the opportunity to sell their Ordinary Shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their Ordinary Shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender all of his, her or its Ordinary Shares rather than some pro rata portion of his, her or its Ordinary Shares. In that case, we will file tender offer documents with the SEC, which will contain substantially the same financial and other information about the initial Business Combination as is required under the SEC’s proxy rules.

As a result of the Redemption Limitation that was approved by shareholders at our 2025 EGM, we are not subject to the requirement that many other SPACs have to retain net tangible assets of at least $5,000,001 immediately after the consummation of our initial Business Combination. However, if we seek to consummate an initial Business Combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the Trust Account upon consummation of such initial Business Combination, this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial Business Combination and we may not be able to locate another suitable target within the Combination Period. See the 2025 Proxy Statement for additional information about the proposed removal of the Redemption Limitation.

Our Sponsor, officers and directors have agreed (1) to vote any Ordinary Shares owned by them in favor of any proposed Business Combination, (2) not to convert any Ordinary Shares in connection with a shareholder vote to approve a proposed initial Business Combination and (3) not sell any Ordinary Shares in any tender in connection with a proposed initial Business Combination.

None of our Sponsor, officers, directors, or their affiliates has indicated any intention to purchase Units or Ordinary Shares from persons in the open market or in private transactions. However, if we hold a general meeting to approve a proposed Business Combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed Business Combination or that they wish to redeem their Public Shares, our Sponsor, officers, directors, or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote and reduce the number of redemptions. Notwithstanding the foregoing, our Sponsor, officers, directors, or their affiliates will not make purchases of Ordinary Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s shares.

We may also elect to seek to extend the deadline by which we must consummate our initial Business Combination. Such an extension requires the approval of our public shareholders to amend our Amended and Restated Articles, who will be provided the opportunity to at that time to redeem all or a portion their shares (which would likely have a material adverse effect on the amount held in our trust account and other adverse effects on our Company, such as the ability to complete a Business Combination that will qualify for listing on a national exchange).

See “GreenRock Business Combination” above for more information regarding the requisite approvals needed in the GreenRock Business Combination.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, officers, directors, or their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. There is no limit on the number of Public Shares our Sponsor, officers, directors, or their affiliates may purchase in such transactions, subject to compliance with applicable law and the Nasdaq Rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our Sponsor, officers, directors, or their affiliates purchase Public Shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling Public Shareholders would be required to revoke their prior elections to redeem their Public Shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions prior to completion of our initial Business Combination.

The purpose of any such purchases of Public Shares could be to vote such Public Shares in favor of the initial Business Combination and thereby increase the likelihood of obtaining shareholder approval of the initial Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such Public Warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Ordinary Shares or Warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors and/or their affiliates anticipate that they may identify the Public Shareholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the Public Shareholders contacting us directly or by our receipt of redemption requests submitted by Public Shareholders following our mailing of proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling Public Shareholders who have expressed their election to redeem their Public Shares for a pro rata share of the Trust Account or vote against our initial Business Combination, whether or not such Public Shareholder has already submitted a proxy with respect to our initial Business Combination. Our Sponsor, officers, directors, advisors or their affiliates will only purchase Public Shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or their affiliates will not make purchases of Public Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. As of December 31, 2024, the Redemption Price is approximately $11.92 per Public Share (before taxes payable, if any). The per-share amount we will distribute to Public Shareholders who properly redeem their Public Shares will not be reduced by the Deferred Fee we will pay to the underwriters of the Initial Public Offering.

Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of our initial Business Combination. We will also provide this opportunity to our Public Shareholders should we seek approval to further amend the Amended and Restated Articles to extend the deadline by which we are required to consummate our initial Business Combination. See the 2025 Proxy Statement for additional information about such redemption opportunity.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination, such as the GreenRock Business Combination, either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement.

Under the Nasdaq Rules, asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding Ordinary Shares or seek to amend our Amended and Restated Articles would require shareholder approval. If we structure an initial Business Combination with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed initial Business Combination. We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirements, or we choose to seek shareholder approval for business or other legal reasons. So long as we maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our Amended and Restated Articles:

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

Upon the public announcement of our initial Business Combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Public Shares in the open market if we elect to redeem our Public Shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than a specified number of Public Shares that are not purchased by our Sponsor, which number will be based on the requirement that we may not redeem Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or immediately after the consummation of our initial Business Combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial Business Combination. If Public Shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial Business Combination. See the 2025 Proxy Statement for more information on the proposed removal of the Redemption Limitation.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our Amended and Restated Articles:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC, such as those included within the GreenRock Registration Statement.

If we seek shareholder approval, we will complete our initial Business Combination only if we obtain the approval of an Ordinary Resolution. A quorum for a general meeting is the holders of a majority of the Ordinary Shares being individuals present in person or by proxy or if a corporation or other non-natural person by its duly authorized representative or proxy. Our Sponsor, directors and officers will count toward this quorum and pursuant to the Letter Agreement, our Sponsor, officers and directors have agreed to vote their Founder Shares and any Public Shares purchased during or after our Initial Public Offering (including in open market and privately negotiated transactions) in favor of our initial Business Combination. For purposes of seeking approval of the majority of our outstanding Ordinary Shares voted, abstentions and broker non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, in addition to the Founder Shares and the Representative Shares, we would need only 189,145 or approximately 7.7%, of the 2,465,223 Public Shares to be voted in favor of an initial Business Combination (assuming that only the minimum number of issued and outstanding shares representing a quorum is present in person or by proxy at a meeting) in order to have our initial Business Combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial Business Combination. These quorum and voting thresholds, and the voting agreements of our Sponsor, officer and directors may make it more likely that we will consummate our initial Business Combination. Each Public Shareholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction.

Our Amended and Restated Artiles provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or immediately after the consummation of our initial Business Combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial Business Combination. For example, the proposed initial Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial Business Combination. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any Public Shares, and all Public Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combinations, including pursuant to any forward purchase agreements or backstop arrangement into which we may enter following consummation of our Initial Public Offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirement. See the 2025 Proxy Statement for additional information about the proposed removal of the Redemption Limitation.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Amended and Restated Articles provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the Public Shares sold in our Initial Public Offering (the “Excess Shares”). Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage shareholders from accumulating large blocks of Public Shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial Business Combination as a means to force us or our Management to purchase their Public Shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the Public Shares could threaten to exercise its redemption rights if such Public Shareholder’s Public Shares are not purchased by us or our Management at a premium to the then-current market price or on other undesirable terms. By limiting our Public Shareholders’ ability to redeem no more than 15% of the Public Shares without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with an initial Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we are not restricting our Public Shareholders’ ability to vote all of their Public Shares (including Excess Shares) for or against our initial Business Combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

We may require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial Business Combination in the event we distribute proxy materials, or to deliver their Public Shares to the transfer agent electronically using the DWAC System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. Accordingly, a Public Shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the initial Business Combination if we distribute proxy materials, as applicable, to tender its Public Shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for Public Shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00, and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their Public Shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

Any request to redeem such Public Shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the general meeting set forth in our proxy materials, as applicable. Furthermore, if a Public Shareholder delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such Public Shareholder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their Public Shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our Public Shareholders who elected to exercise their redemption rights would not be entitled to redeem their Public Shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by Public Shareholders who elected to redeem their Public Shares.

If the GreenRock Business Combination is not completed, we may continue to try to complete an initial Business Combination with a different target until November 2, 2025.

Liquidation if No Business Combination

If we have not completed the GreenRock Business Combination or another initial Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

There will be no redemption rights or liquidating distributions with respect to our Warrants or Rights, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if our Sponsor, officers or directors acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Our Sponsor, officers and directors have also agreed pursuant to the Letter Agreement with us, that they will not propose any amendment to our Amended and Restated Articles (i) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes divided by the number of then outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or immediately after the consummation of our initial Business Combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of Public Shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our Public Shares at such time. See the 2025 Proxy Statement for additional information about the proposed removal of the Redemption Limitation.

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

If we were to expend all of the net proceeds of our Initial Public Offering and the Private Placement, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $11.92, as of December 31, 2024 (before taxes payable, if any). The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure our Public Shareholders that the actual per-share redemption amount received by Public Shareholders will not be substantially less than $11.92.

Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account, including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if Management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. UHY, our independent registered public accounting firm, and the underwriters of the Initial Public Offering, have not executed agreements with us waiving such claims to the monies held in the Trust Account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per share due to reductions in the value of the Trust Account assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure our shareholders that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.15 per Public Share. In such event, we may not be able to complete our initial Business Combination, and our Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.15 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the Trust Account assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our Sponsor to reserve for such indemnification obligations and we cannot assure our shareholders that our Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure our shareholders that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.15 per Public Share.

We seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2024, we had access to up to approximately $14,384 from the proceeds of our Initial Public Offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, we cannot assure our Public Shareholders we will be able to return $10.15 per Public Share to our Public Shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our Company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure our Public Shareholders that claims will not be brought against us for these reasons.

Our Public Shareholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) the completion of our initial Business Combination, (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend any provisions of our Amended and Restate Articles (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, and (iii) the redemption of all of our Public Shares if we are unable to complete our Business Combination within the Combination Period, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a shareholder’s voting in connection with the initial Business Combination alone will not result in a Public Shareholder’s redeeming its Public Shares to us for an applicable pro rata share of the Trust Account. Such Public Shareholder must have also exercised its redemption rights as described above. These provisions of our Amended and Restate Articles, like all provisions of our Amended and Restate Articles, may be amended with a shareholder vote.

Amended and Restated Articles

Our Amended and Restate Articles contains certain requirements and restrictions relating to our Initial Public Offering that will apply to us until the consummation of our initial Business Combination. If we seek to amend any provisions of our Amended and Restate Articles relating to shareholders’ rights or pre-Business Combination activity, we will provide dissenting Public Shareholders with the opportunity to redeem their Public Shares in connection with any such vote. Our Sponsor, officers and directors have agreed to waive any redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of our initial Business Combination. Specifically, our Amended and Restate Articles provide, among other things, that:

●	we shall either (1) seek shareholder approval of our initial Business Combination at a general meeting called for such purpose at which Public Shareholders may seek to redeem their Public Shares, regardless of whether they vote for or against the proposed Business Combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein;

●	if our initial Business Combination is not consummated within the Combination Period, then we will redeem all of the outstanding Public Shares and thereafter liquidate and dissolve our company;

●	upon the consummation of our Initial Public Offering $79,931,250 was placed into the Trust Account, of which approximately $5.5 million remained as of June 18, 2025, after approximately $24.67 million (approximately $12.23 per Public Share) being removed from the Trust Account to pay redeeming Public Shareholders in connection with the 2025 Extension);

●	we may not consummate any other Business Combination, merger, share exchange, asset acquisition, share purchase, reorganization or similar transaction prior to our initial Business Combination; and

●	prior to our initial Business Combination, we may not issue additional Ordinary Shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial Business Combination.

These provisions cannot be amended without the approval of holders of at least two-thirds of our Ordinary Shares that are entitled to vote in person or by proxy. In the event we seek shareholder approval in connection with our initial Business Combination, our Amended and Restate Articles provide that we may consummate our initial Business Combination only if we obtain the approval of an Ordinary Resolution.

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

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they devote in any time period varies based on the stage of the initial Business Combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial Business Combination.

Periodic Reporting and Audited Financial Statements

We have registered our Units, Public Shares, Public Warrants and Rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, such as this Report, contain financial statements audited and reported on by our independent registered public accountants.

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

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	we are a blank check company and an early-stage company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial Business Combination, including the GreenRock Business Combination, within the Combination Period;

●	our expectations around the performance of a prospective target business or businesses, such as GreenRock, may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial Business Combination, including the GreenRock Business Combination;

●	our officers and directors may have difficulty allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial Business Combination;

●	we may not be able to obtain additional financing to complete our initial Business Combination or reduce the number of Public Shareholders requesting redemption

●	we may issue our Ordinary Shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our Ordinary Shares at that time;

●	our shareholders may not be given the opportunity to choose the initial Business Combination target or to vote on the initial Business Combination;

●	Trust Account funds may not be protected against third-party claims or bankruptcy;

●	an active market for our public securities may not continue and our shareholders may have limited liquidity and trading;

●	our financial performance following a Business Combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial Business Combination, which could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target;

●	changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;

●	if we do not consummate the GreenRock Business Combination, we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of the underwriters of the Initial Public Offering or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as a financial advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. The underwriters of the Initial Public Offering are entitled to receive the Deferred Fee that will be released from the Trust Account only upon a completion of an initial Business Combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;

●	we may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;

●	since our Sponsor will lose its entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares it may acquire during or after the Initial Public Offering), and because our Sponsor, officers and directors may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;

●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Public Shares at such time is substantially less than the Redemption Price;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only approximately the Redemption Price, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants and Rights will expire worthless;

●	we may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States (“CFIUS”);

●	we may be deemed a “foreign person” under the regulations relating to CFIUS and its failure to obtain any required approvals within the requisite time period may require it to liquidate;

●	recent fluctuations in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;

●

military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination;

●	if our initial Business Combination involves a company organized under the laws of a state of the United States, it is possible the Excise Tax will be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial Business Combination;

●	since we did not consummate our initial Business Combination by April 7, 2025, our securities were suspended from trading on Nasdaq and will be delisted. Such trading suspension and delisting could have a material adverse effect on the trading of our securities and may adversely affect our ability to consummate an initial Business Combination, including the GreenRock Business Combination;

●	our Public Shareholders’ exercise of redemption rights with respect to a large number of Public Shares in the Extension Redemptions may affect our ability to complete an initial Business Combination in the most desirable manner that will optimize the capital structure of the combined company, or at all;

●	cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss;

●	changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations;

●	if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination;

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, on May 2, 2024, we instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, we may receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments, which could reduce the dollar amount our Public Shareholders would receive upon any redemption or our liquidation;

●	there is substantial doubt about our ability to continue as a “going concern”;

●	we may seek to further extend the Combination Period, which could have a material adverse effect on the amount held in our Trust Account and other adverse effects on our Company. See the 2025 Proxy Statement for additional information about the proposed further extension of our Combination Period;

●	there is a minor, but non-zero risk of adverse regulatory changes in the geographies of operation that would inhibit the development of solar energy projects in those regions; and

●	technological breakthroughs that deem solar energy substantially less profitable could be highly detrimental to our business post- Business Combination.

The share price of the post-Business Combination company may be less than the Redemption Price of our Public Shares.

Each Unit sold in our Initial Public Offering at an offering price of $10.00 per Unit consisted of one Public Share, one-half of one Public Warrant and one Right. Of the proceeds we received from the Initial Public Offering and the Private Placement, $79,931,250 was placed in our Trust Account. We will provide our Public Shareholders the opportunity to redeem all or a portion of their Public Shares in connection with the completion of our initial Business Combination, and potentially upon the occurrence of certain other events prior to our initial Business Combination. We expect that the pro rata redemption price in any redemption will be approximately $11.92 per Public Share as of December 31, 2024 (before taxes payable, if any), representing a pro rata portion of our Trust Account without taking into account any interest or other income earned on such funds (less any withdrawals from such interest or income for taxes paid), although the Redemption Price may be less in certain circumstances. As a result, Public Shareholders who own our Public Shares on a redemption date can anticipate receiving the Redemption Price in connection with a redemption for each Public Share that they choose to redeem.

There can be no assurance that, after our initial Business Combination, such as the GreenRock Business Combination, our Public Shareholders would be able to sell their shares in the post-Business Combination company for the Redemption Price, or any higher price. It is therefore possible that the share price of the post-Business Combination company may decline below the Redemption Price. In recent years, the share prices of many post-Business Combination companies have fallen following a Business Combination. As a result, if our Public Shareholders continue to hold shares in the post-Business Combination company following our initial Business Combination, we cannot assure our shareholders that the trading price of such shares will be greater than the Redemption Price.

Certain agreements related to the Initial Public Offering may be amended, or their provisions waived, without shareholder approval.

Certain of the agreements related to the Initial Public Offering to which we are a party may be amended, or their provisions waived, without shareholder approval. Such agreements include the (i) Underwriting Agreement, (ii) the Letter Agreement, (iii) the Registration Rights Agreement, (iii) the Private Placement Warrants Purchase Agreement and (iv) the Administrative Services Agreement. These agreements contain various provisions that our Public Shareholders might deem to be material. For example, our Letter Agreement and the Underwriting Agreement contain certain lock-up provisions with respect to the Founder Shares and other securities held by our Sponsor, officers and directors, subject to certain exceptions. Amendments or waivers to such agreements would require the consent of the applicable parties thereto and, in certain cases, the consent of the underwriters of the Initial Public Offering. Any such modification, such as an amendment to shorten lock-up restrictions, may benefit our Sponsor, officers and/or directors. Any such amendments would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, although we would not amend lock-up provisions to permit securities held by our Sponsor to be freely sold prior to our initial Business Combination, we may amend such provisions to permit them to be freely sold after the Business Combination earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial Business Combination.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs.  In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. and we cannot predict whether, and to what extent, current tariffs will continue, or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial Business Combination targets, or lead to material adverse effects on a post-Business Combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a Business Combination could change even after we enter into a Business Combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that Business Combination agreement.  These factors could affect our selection of a Business Combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial Business Combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial Business Combination.  If we complete an initial Business Combination with such a target, the post- Business Combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post- Business Combination company to decline.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our Trust Account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

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

For additional risks relating to our operations, other than as set forth above, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement (ii) 2022 Annual Report and 2023 Annual Report (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, September 30, 2023 and September 30, 2024, as filed with the SEC on August 11, 2022, November 9, 2022, May 8, 2023, August 14, 2023, November 14, 2023 and November 14, 2024, respectively, and (iv) 2025 Proxy Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks relating to GreenRock and the GreenRock Business Combination, please see the GreenRock Registration Statement.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 1C.	Cybersecurity.

Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our Management Team will report to the Board of Directors and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering. In addition to our own cybersecurity risks, any proposed Business Combination target, such as GreenRock, may have been subject to, or may in the future be subject to, cybersecurity incidents.

Item 2.	Properties.

Our executive offices are located at 25 Bedford Square, London, WC1B 3HH, United Kingdom, and our telephone number is +44 730 847 5096. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our Sponsor for certain office space, utilities and secretarial and administrative support, pursuant to the Administrative Services Agreement, as assigned. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our subsidiaries, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Units, Public Shares, Public Warrants and Rights were each traded on the Global Market tier of Nasdaq under the symbols “CLRCU”, “CLRC”, “CLRCW”, and “CLRCR”, respectively. Our Units commenced public trading on May 2, 2022, and our Public Shares, Public Warrants and Rights commenced separate public trading on June 2, 2022.

On April 10, 2024, we received a deficiency letter from the Nasdaq Staff notifying us that our Public Shareholders were below the 400 Public Holders minimum requirement for continued inclusion on the Global Market tier of Nasdaq pursuant to the Public Holders Requirement. The notifications received had no immediate effect on our Nasdaq listing. The Nasdaq Rules provided us 45 calendar days to submit a plan to regain compliance and a compliance period of up to 180 calendar days in which to evidence compliance. We submitted to Nasdaq a plan to regain compliance on May 28, 2024, and the Nasdaq Staff granted us an extension until October 7, 2024 to comply with the Public Holders Requirement.

On October 8, 2024, we received a notice from the Nasdaq Staff that, since we had not regained compliance with the Public Holders Requirement, our securities would be subject to delisting from Nasdaq, unless we timely requested a hearing before the Nasdaq Panel by October 15, 2024. On October 15, 2024, we submitted a request to appeal to the Nasdaq Panel and the hearing was held on December 10, 2024. On January 6, 2025, the Nasdaq Panel granted our request for an exception until April 7, 2025 at which time we needed to demonstrate compliance with the Public Holders Requirement. On April 2, 2025, we notified the Nasdaq Panel that we would not be able to close our initial Business Combination by the Nasdaq Panel’s April 7, 2025 deadline.

On April 8, 2025, we received written notice from the Nasdaq Panel indicating that the Nasdaq Panel had determined to delist our securities from Nasdaq and that trading in our securities would be suspended at the open of trading on April 10, 2025, due to our failure to comply with the terms of its earlier decision. Pursuant to such decision, among other things, we were required to complete our initial Business Combination by no later than April 7, 2025. Accordingly, the Nasdaq Panel determined to delist our securities from Nasdaq. Our public securities were suspended from Nasdaq on April 10, 2025; however, as of the date of this Report, the Form 25-NSE has not yet been filed to delist our securities from Nasdaq.

Following the suspension of trading on Nasdaq, our Units, Public Shares, Public Warrants and Rights are quoted on the Pink tier of the OTC under the symbols “CLRCUF,” “CLRCF,” “CLRCWF,” and “CLRCRF”, respectively. The Pink tier of the OTC is a significantly more limited market than Nasdaq, and quotations on the Pink tier of the OTC may result in a less liquid market available for existing and potential shareholders to trade our public securities and could adversely affect the trading prices of our public securities.

(b)	Holders

On June 20, 2025, there was one holder of record of our Units, three holders of record of our Class A Ordinary Shares, two holders of record of our Warrants and one holder of record of our Rights.

(c)	Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

As a smaller reporting company, we are not required to provide the information required by Regulation S-K Item 201(e).

(f)	Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year covered by the Report. However, on March 31, 2023 we issued an aggregate of 1,968,749 Class A Ordinary Shares to the Sponsor, upon the conversion of an equal number of Class B Ordinary Shares held by the sponsor in the Founder Share Conversion. The 1,968,749 Class A Ordinary Shares issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Founder Share Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the IPO Registration Statement; consequently, the Class A Ordinary Shares issued in connection with the Founder Share Conversion are not registered under the Securities Act and will remain unregistered until registration is demanded by the Sponsor pursuant to the Letter Agreement. Following the Founder Share Conversion and the Extension Redemptions, there were 2,535,305 Class A Ordinary Shares and one Class B Ordinary Share issued and outstanding and the Sponsor holds approximately 77.65% of the issued and outstanding Ordinary Shares.

For more information on the Founder Share Conversion and the Founder Shares’ transfer restrictions, see Item 1. “Business.”

(g)	Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 21, 2022, as filed with the SEC on June 10, 2022. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

On May 2, 2024, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at JPMorgan Chase Bank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

(h)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no such repurchases of our equity securities by us or an affiliate during the fourth quarter of the fiscal year covered by the Report. However, on April 29, 2024, we held the 2024 EGM at which our shareholders approved, among other things, the 2024 Extension, which extended the Combination Period from May 2, 2024 (which was 24 months from the closing of the Initial Public Offering) to May 2, 2025 (or such earlier date as determined by the Board). In connection with the approval of the 2024 Extension, Public Shareholders holding 111,915 Public Shares properly exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account. We paid cash in the aggregate amount of $1.27 million, or approximately $11.37 per Public Share, to redeeming Public Shareholders in the 2024 Redemptions.

Additionally, on April 30 and May 1, 2025, we held the 2025 EGM and approved, among other things, the 2025 Extension, which extended the Combination Period from May 2, 2025 to November 2, 2025 (or such earlier date as determined by the Board of Directors in its sole discretion). In connection with the approval of the 2025 Extension, Public Shareholders holding 2,016,792 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $24.67 million (approximately $12.23 per Public Share) was removed from the Trust Account to pay such Public Shareholders as of June 18, 2025.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a Cayman Islands exempted company incorporated as a blank check company on December 6, 2021. We were formed for the purpose of effecting an initial Business Combination.

Although we are not limited to a particular industry or geographic region for purposes of consummating an initial Business Combination, we focus on opportunities in environmental protection, renewable energy, fighting climate change, and any other related industries. We target companies with established operating models that have strong management teams, realigned capital structures, positive cash flows prospects, and a clear and well-defined pathway for growing profitably over the long-term. We are an early-stage and emerging growth company and, as such, we are subject to all of the risks associated with early-stage and emerging growth companies.

As of December 31, 2024, we had not yet commenced any operations. All activity through December 31, 2024 relates to our formation and our Initial Public Offering, which is described below, and post-Initial Public Offering, searching for a target to consummate and consummating an initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering. We have selected December 31 as our fiscal year end.

The IPO Registration Statement was declared effective on April 27, 2022. On May 2, 2022, we consummated our Initial Public Offering of 7,875,000 Units at $10.00 per Unit, including 375,000 Option Units that were issued pursuant to the partial exercise of the Over-Allotment Option, generating gross proceeds of $78,750,000. the sale of 3,762,500 Private Placement Warrants with an exercise price of $11.50 per warrant at a price of $1.00 per Private Placement Warrant to our Sponsor.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, we completed the private sale of an aggregate of 3,762,500 Private Placement Warrants to our Sponsor in the Private Placement a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $3,762,500.

Management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds have been and will continue to applied generally toward consummating an initial Business Combination. Nasdaq rules provide that the initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to Management for working capital purposes). We will only complete an initial Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that We will be able to successfully effect an initial Business Combination.

Upon the closing of the Initial Public Offering, $10.15 per Unit sold in the Initial Public Offering was placed in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the consummation of an initial Business Combination or (ii) the distribution of the funds in the Trust Account to our shareholders, as described below. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, on May 2, 2024, we instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation.

Our Sponsor, directors and officers have agreed (a) to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of an initial Business Combination, (b) not to propose an amendment to the Amended and Restated Articles with respect to our pre-Business Combination activities prior to the consummation of an initial Business Combination unless we provide dissenting Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any Ordinary Shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve an initial Business Combination (or to sell any Ordinary Shares in a tender offer in connection with an initial Business Combination if we do not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Articles relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares and the Private Placement Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if an initial Business Combination is not consummated. However, our Sponsor, directors and officers will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if we fail to complete its initial Business Combination.

Recent Developments

On January 6, 2025, the Nasdaq Panel granted our request for an exception to the Public Holders Requirement until April 7, 2025, at which time we needed to demonstrate compliance with the Public Holders Requirement. On April 2, 2025, we notified the Nasdaq Panel that we would not be able to close our initial Business Combination by the Nasdaq Panel’s April 7, 2025 deadline.

On April 8, 2025, we received written notice from the Nasdaq Panel indicating that the Nasdaq Panel had determined to delist our securities from Nasdaq and that trading in our securities would be suspended at the open of trading on April 10, 2025, due to our failure to comply with the terms of its earlier decision. Pursuant to such decision, among other things, we were required to complete our initial Business Combination by no later than April 7, 2025. Accordingly, the Nasdaq Panel determined to delist our securities from Nasdaq. Our public securities were suspended from Nasdaq on April 10, 2025; however, as of the date of this Report, the Form 25-NSE has not yet been filed to delist our securities from Nasdaq.

Following the suspension of trading on Nasdaq, our Units, Public Shares, Public Warrants and Rights are quoted on the Pink tier of the OTC under the symbols “CLRCUF,” “CLRCF,” “CLRCWF,” and “CLRCRF”, respectively.

On March 26, 2025, Abhishek Bawa notified the Board of his resignation as our Chief Financial Officer, effective as of March 26, 2025.

On April 13, 2025, Michael Geary was appointed to serve as our Interim Chief Financial Officer, effective as of April 10, 2025.

On April 17, 2025, we filed the 2025 Proxy Statement in connection with an upcoming extraordinary general meeting of our shareholders to, among other things, seek (i) an extension of the Combination Period from May 2, 2025 to November 2, 2025 and (ii) to eliminate the Redemption Limitation from the Amended and Restated Articles.

As of June 24, 2025, we borrowed an additional $288,448 beyond the initial terms of the Seventh Eternal Loan. As of June 24, 2025, the outstanding balance of the Seventh Eternal Loan was $1,788,448.

Extensions of our Combination Period

On April 27, 2023, we held the 2023 EGM and approved, among other things, an amendment to the Amended and Restated Articles to (i) extend the Combination Period from November 2, 2023 to May 2, 2024 (or such earlier date as determined by the Board of Directors in its sole discretion) and (ii) to permit the Board of Directors, in its sole discretion, to elect to wind up our operations on, or on an earlier date than May 2, 2024 (including prior to May 2, 2023). In connection with the 2023 EGM, Public Shareholders holding 5,297,862 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account in the 2023 Redemptions. As a result, $55,265,334 (approximately $10.43 per Public Share) was removed from the Trust Account to pay such Public Shareholders.

On April 29, 2024, we held the 2024 EGM and approved, among other things, an amendment to the Amended and Restated Articles to (i) extend the Combination Period from May 2, 2024 to May 2, 2025 (or such earlier date as determined by the Board of Directors in its sole discretion) and (ii) to permit the Board of Directors, in its sole discretion, to elect to wind up our operations on, or on an earlier date than May 2, 2025. In connection with the 2024 EGM, Public Shareholders holding 111,915 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $1.27 million (approximately $11.37 per Public Share) was removed from the Trust Account to pay such Public Shareholders.

We may seek to further extend the Combination Period consistent with applicable laws and regulations by amending the Amended and Restated Articles. Such an amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization.

On April 30 and May 1, 2025, we held the 2025 EGM and approved, among other things, an amendment to the Amended and Restated Articles to (i) extend the Combination Period from May 2, 2025 to November 2, 2025 (or such earlier date as determined by the Board of Directors in its sole discretion) and (ii) to permit the Board of Directors, in its sole discretion, to elect to wind up our operations on, or on an earlier date than November 2, 2025. In connection with the 2025 EGM, Public Shareholders holding 2,016,792 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $24.67 million (approximately $12.23 per Public Share) was removed from the Trust Account to pay such Public Shareholders as of June 18, 2025.

Founder Share Conversion

On March 31, 2023, the Sponsor elected to convert 1,968,749 Class B Ordinary Shares to Class A Ordinary Shares, on a one-for-one basis in the Founder Share Conversion. The Class A Ordinary Shares issued in the Founder Share Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Founder Share Conversion, including among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the IPO Registration Statement.

Following the Founder Share Conversion and the Extension Redemptions, there were 2,535,305 Class A Ordinary Shares and one Class B Ordinary Share issued and outstanding and the Sponsor holds approximately 77.65% of the issued and outstanding Ordinary Shares.

Termination of Proposed Business Combination with EEW

On October 6, 2022, we entered into a Business Combination Agreement with Pubco, SPAC Merger Sub, and E.E.W. Eco Energy World PLC, a company formed under the laws of England and Wales (“EEW”). On August 3, 2023, we entered into an Amended and Restated Business Combination Agreement (as amended and restated, the “Original Business Combination Agreement”) with Pubco, SPAC Merger Sub and EEW.

On November 29, 2023, we notified EEW that we had elected to terminate the Original Business Combination Agreement effective immediately, pursuant to Section 9.1(b) and 9.2 thereof, since the conditions to the closing of such Business Combination were not satisfied or waived by the outside date of September 30, 2023. As a result, the Original Business Combination Agreement is of no further force and effect, except for certain specified provisions in the Original Business Combination Agreement, which survive its termination and remain in full force and effect in accordance with their respective terms.

GreenRock Business Combination

On December 30, 2023, we entered into the GreenRock Business Combination Agreement with GreenRock, Pubco and the Merger Subs, which was amended on November 6, 2024. Pursuant to the GreenRock Business Combination Agreement, subject to the terms and conditions set forth therein, (i) SPAC Merger Sub will merge with and into our Company, with our Company continuing as the surviving entity and wholly-owned subsidiary of Pubco, in connection with which all of our existing securities will be exchanged for rights to receive securities of Pubco as follows: (a) immediately prior to the SPAC Merger Effective Time (as defined in the GreenRock Business Combination Agreement), every issued and outstanding Unit will be automatically separated and the holders thereof will be deemed to hold one (1) Class A Ordinary Share, one-half (1/2) of a Public Warrant and one Right, (b) each Class A Ordinary Share outstanding immediately prior to the Effective Time that has not been redeemed and is not a Dissenting Share (as defined in the GreenRock Business Combination Agreement) shall automatically convert into one Pubco Ordinary Share (as defined in the GreenRock Business Combination Agreement), par value $0.0001, issued by Pubco, (c) each Class B Ordinary Share, par value $0.0001, outstanding immediately prior to the SPAC Merger Effective Time that is not a Dissenting Share shall automatically convert into one Pubco Ordinary Share, (d) each Public Warrant and each Private Placement Warrant shall automatically convert into one warrant to purchase Pubco Ordinary Shares on substantially the same terms and conditions; (e) each Right will be automatically converted into the number of Pubco Ordinary Shares that would have been received by the holder of such Right if it had been converted upon the consummation of a Business Combination in accordance with the Amended and Restated Articles, and (ii) Company Merger Sub will merge with and into GreenRock, with GreenRock continuing as the surviving entity and wholly-owned subsidiary of Pubco, pursuant to which (x) each GreenRock Ordinary Share )(as defined in the GreenRock Business Combination Agreement) issued and outstanding immediately prior to the Effective Time (as defined in the GreenRock Business Combination Agreement ) shall be automatically cancelled and extinguished and converted into the right to receive the applicable portion of Pubco Ordinary Shares constituting the Merger Consideration (as defined in the GreenRock Business Combination Agreement) and (y) each issued and outstanding GreenRock convertible security shall be converted into Pubco convertible securities of like tenor and shall have, and be subject to, substantially the same terms and conditions as set forth in the applicable organizational document of GreenRock, except that they shall represent the right to acquire Pubco Ordinary Shares in lieu of GreenRock Ordinary Shares.

For a full description of the GreenRock Business Combination Agreement and the proposed GreenRock Business Combination, please see “Item 1. Business”.

Results of Operations

Our entire activity since inception up to December 31, 2024 has been related to our formation and our Initial Public Offering, and we will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering. We also expect to continue to incur increased expenses as a result of becoming a public company (i.e., for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses in search for a target to consummate an initial Business Combination.

For the year ended December 31, 2024, we reported net loss of $(390,001), comprised of $1,445,114 of dividend income earned in the Trust Account and $167 of interest income offset by formation and operating costs of $1,715,282.

For the year ended December 31, 2023, we reported a net income of $483,430, comprised of $2,134,446 of dividend income earned in the Trust Account offset by formation and operating costs of $1,528,302.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our results of operations and our ability to consummate an initial Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity, Capital Reserves and Going Concern

On May 2, 2022, we consummated our Initial Public Offering of 7,875,000 Units, including 375,000 Option Units that were issued pursuant to the partial exercise of the Over-Allotment Option. Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, we sold 3,762,500 Private Placement Warrants, including 112,500 Private Placement Warrants that were issued pursuant to the partial exercise of the Over-Allotment Option. From the proceeds of the Initial Public Offering and Private Placement Warrants, we retained approximately $1,100,000 for working capital needs after transfer of proceeds to the Trust Account and payment of expenses related to the Initial Public Offering and directors’ and officers’ insurance. As of December 31, 2024 and December 31, 2023, there was $14,384 and $57,290 in cash held outside the Trust Account, respectively.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete an initial Business Combination, we would repay such Working Capital Loans. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued warrants to purchase 1,500,000 shares if $1,500,000 of Working Capital Loans were so converted), at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such Working Capital Loans by our Sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Eternal Loans

We agreed to borrow up to $500,000 from Eternal, an affiliate of our Company through common ownership, to be used for the payment of costs related to the Initial Public Offering. Eternal loaned us $63,073 under the First Eternal Loan. Pursuant to the loan agreement and its subsequent amendments, the First Eternal Loan was non-interest bearing, unsecured and due on the closing of our Initial Public Offering. The First Eternal Loan was fully repaid on June 2, 2022.

On September 21, 2022, we entered into a loan agreement with Eternal in the principal amount of up to $180,000, on an unsecured basis and bearing no interest. The Second Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is June 30, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Second Eternal Loan Amendment.   As of December 31, 2024 and December 31, 2023, the outstanding balance of the Second Eternal Loan was $170,603 and no interest was accrued.

Additionally, on November 12, 2022, we entered into a loan agreement with Eternal in the principal amount of up to $300,000, on an unsecured basis and bearing no interest. The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023. The maturity date is June 30, 2025 or, if earlier, the date of the consummation of the initial Business Combination, as amended by the Third Eternal Loan Amendment. As of December 31, 2024 and December 31, 2023, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, we entered into a loan agreement with Eternal in the principal amount of up to $50,000, on an unsecured basis and bearing no interest. The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is the earlier of June 30, 2025 or the date of the consummation of the initial Business Combination, as amended by the Fourth Eternal Loan Amendment. As of December 31, 2024 and December 31, 2023, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

On April 12, 2023, we entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest. The Fifth Eternal Loan was available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023,$125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date is June 30, 2025 or if earlier, the date of the consummation of the initial Business Combination, as amended by the Fifth Eternal Loan Amendment. As of December 31, 2024 and December 31, 2023, we borrowed an additional $0 and $153,619, respectively, beyond the initial terms of the Fifth Eternal Loan. As of December 31, 2024 and December 31, 2023, the outstanding balance of the Fifth Eternal Loan was $500,000 and $653,619, respectively, and no interest was accrued.

On November 1, 2023, we entered into a loan agreement with Eternal in the principal amount of up to $335,000 on an unsecured basis and bearing no interest. The Sixth Eternal Loan was available to be drawn down from November 1, 2023. The maturity date is June 30, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Sixth Eternal Loan Amendment. In the event we do not repay the Sixth Eternal Loan within 10 days of the consummation of the initial Business Combination, we will pay an interest of five percent (5%) per month to Eternal until the date of repayment of the Sixth Eternal Loan. As of December 31, 2024 and December 31, 2023, we borrowed an additional $0 and $22,302, respectively, beyond the initial terms of the Sixth Eternal Loan. As of December 31, 2024, and December 31, 2023, the outstanding balance of the Sixth Eternal Loan was $335,000 and $357,302, respectively, and no interest was accrued.

On November 1, 2023, we and Eternal agreed to the Eternal Loan Amendment requiring that in the event that we do not repay each of the Second Eternal Loan, Third Eternal Loan, Fourth Eternal Loan, and Fifth Eternal Loan within 10 days of the consummation of the initial Business Combination, we will pay an interest of five percent (5%) per month to Eternal until the date of repayment of each such loan. The maturity date for each of these loans was extended to June 30, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Eternal Loan Amendment.

On August 5, 2024, we entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $1,500,000, on an unsecured basis and bearing no interest. The Seventh Eternal Loan is available for drawdown in unlimited number of installments in the period from August 3, 2024 to June 30, 2025. The final repayment date is June 30, 2025 or, if earlier, the date of the consummation of the initial Business Combination. As of December 31, 2024, we borrowed an additional $218,460 beyond the initial terms of the Seventh Eternal Loan. As of December 31, 2024, the outstanding balance of the Seventh Eternal Loan was $1,718,460, and no interest was accrued.

Eternal is controlled by Charles Ratelband V, our Executive Chairman of the Board of Directors. Each member of our Board of Directors has been informed of Mr. Ratelband’s material interest in such loan agreements, and upon the approval and recommendation of our Audit Committee, our Board of Directors has determined that the above loans with Eternal are fair and in our best interests and has voted to approve such loans.

Gluon Loan

On November 1, 2024, we entered into a loan agreement with Gluon to advance the sum of $20,000 to assist with short term cash demands. We agreed to repay the principal amount of $20,000, plus $1 interest, on or before February 28, 2025. The repayment deadline was subsequently extended to August 31, 2025. As of December 31, 2024, the balance was $0.

Convertible Promissory Notes

On May 2, 2023, we issued the 2023 Extension Note in the aggregate principal amount of $900,000 to the Sponsor, which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2023 Extension. The Sponsor agreed to pay $75,000 per month until the completion of an initial Business Combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by our Board of Directors in its sole discretion). The 2023 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. Per the 2023 Extension Note, as amended, if we do not repay the 2023 Extension Note within five days of the maturity date, five percent (5%) interest per month will accrue on the unpaid principal balance until the 2023 Extension Note is fully repaid. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the Initial Public Offering. We have determined that the fair value of the 2023 Extension Note is par value. As of December 31, 2024 and December 31, 2023, the outstanding balance of the 2023 Extension Note was $900,000 and $600,000, respectively, and no interest was accrued.

On April 30, 2024, we issued the 2024 Extension Note in the aggregate principal amount of $600,000 to the Sponsor, which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 Extension. The Sponsor agreed to pay $50,000 per month that the Board of Directors decides to take to complete an initial Business Combination, commencing on May 2, 2024 and continuing through May 2, 2025 (or such earlier date as determined by our Board of Directors in its sole discretion). The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the Initial Public Offering. We have determined that the fair value of the 2024 Extension Note is par value. As of December 31, 2024, the outstanding balance of the 2024 Extension Note was $400,000, and no interest was accrued.

On June 20, 2025, we issued the 2025 Extension Note in the aggregate principal amount of $107,623.44 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2025 Extension. The 2025 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation.

Going Concern

As of December 31, 2024, we had a cash balance of $14,384 and a working capital deficit of $5,753,598. We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern one year from the issuance date of the audited consolidated financial statements contained elsewhere in this Report. Prior to consummation of a Business Combination, we have the ability to secure additional funding from the Sponsor or other related parties. There is no assurance that our plans to consummate a Business Combination will be successful by May 2, 2025. The audited consolidated financial statements contained elsewhere in this Report do not include any adjustment that might result from the outcome of this uncertainty.

Contractual Obligations

Registration Rights

Pursuant to the Registration Rights Agreement, the holders of the Founder Shares and the Private Placement Warrants (and their underlying securities) are entitled to registration rights. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. We will bear the expenses incurred in connection with the filing of any registration statements pursuant to such registration rights.

Underwriting Agreement

Pursuant to the Underwriting Agreement, the underwriters of the Initial Public Offering received a cash underwriting discount of $1,181,250 following the consummation of the Initial Public Offering. The underwriters are also entitled to a deferred commission of $2,362,500, which will be payable solely in the event that we complete an initial Business Combination. In addition, the underwriters also received 118,125 Units in the Initial Public Offering, with such units restricted from sale until the closing of the initial Business Combination and with no redemption rights from the Trust Account.

Additionally, we granted the underwriters of the Initial Public Offering for a period beginning on the closing of the Initial Public Offering and ending on the earlier of the 12 month anniversary of the closing of an initial Business Combination or April 27, 2025, a right of first refusal to act as (i) exclusive financial advisor in connection with our proposed Business Combinations for a fee of up to 6.0% of the proceeds of the Initial Public Offering (subject to our right to allocate up to 50% of such fee to another financial institution or extinguish such amount in our sole discretion), and (ii) sole investment banker, sole book-runner and/or sole placement agent, at the underwriters’ sole discretion, for each and every future public and private equity and debt Initial Public Offering, including all equity linked financings, during such period for us or any successor to us or any of our subsidiaries, on terms agreed to by both us and underwriters in good faith.

Transaction Expenses

On May 31, 2022, we entered into an agreement (the “EGS Agreement”) with Ellenoff, Grossman & Schole LLP (“EGS”) to (x) act as U.S. securities council to us in connection with pending acquisition targets for us to acquire consistent with our Initial Public Offering and (y) assist in U.S. securities work related to the initial Business Combination. The fee structure for this agreement is as follows: (i) an upfront retainer of $37,500, (ii) billing on an hourly basis for time, (iii) each month fifty percent (50%) of the amount billed shall be due and owing, (iv) the remaining fifty percent (50%) not paid, on a monthly basis, will be deferred until the closing of the initial Business Combination and will be paid with a twenty percent (20%) premium. As of December 31, 2024, and December 31, 2023, the total outstanding billed amount for services provided by EGS is $932,285 and $892,784 of which $466,143 and $446,392 (50% of the outstanding balance), respectively, is considered outstanding per the terms of the EGS Agreement and is included in accrued liabilities on the consolidated balance sheet of the audited consolidated financial statements contained elsewhere in this Report. As the initial Business Combination cannot be deemed probable as of December 31, 2024 and December 31, 2023, respectively, and payment of the deferred portion of the outstanding balance is contingent upon a successful initial Business Combination, no amount was accrued for the deferred portion of the outstanding amount or the premium.

On August 17, 2022, we entered into an agreement (as amended, the “Maxim Letter Agreement”) with Maxim to pay a fee (the “Maxim Success Fee”) upon completion of one or more successful transactions. On October 3, 2022, we amended the Maxim Letter Agreement to state that we will pay to Maxim, upon closing of such successful transaction(s), a fee based upon the amount of cash we have in the Trust Account immediately prior to consummation of the transaction and/or contributed to the transaction. If the amount of such cash is less than $50,000,000, Maxim’s fee will be equal to $200,000 in cash and an additional $150,000 of common stock of the post-transaction Company (the “New Common Stock”). If the amount of such cash is equal to or greater than $40 million, the Maxim Success Fee will be $500,000 cash. If the amount of such cash is equal to or greater than $75 million, the Maxim Success Fee will be $500,000 cash and an additional $500,000 payable in either cash or New Common Stock, at our option. The New Common Stock will be issued to Maxim Partners LLC, will be valued at the same price per share/exchange ratio as in the definitive transaction documentation, and it will have unlimited piggyback registration rights. The Maxim Success Fee will be paid upon the consummation of the transaction.

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

On January 4, 2024, we entered into an agreement (the “MZHCI Agreement”) with MZHCI, LLC (“MZHCI”), pursuant to which MZHCI acts as consultant and adviser, to counsel, and inform our designated officers and employees as it relates to pre & post IPO, Business Combination readiness assessment, post transaction close preparation advisory, overall capital markets climate related to global macroeconomic conditions, world-leading exchanges, our competitors, related Business Combinations in the relevant market segments, and other aspects of/or concerning our business about which MZHCI has knowledge or expertise. The MZHCI Agreement became effective upon execution and was active for a period of six months, with automatic renewals every six months thereafter. Prior to our Business Combination, we pay MZHCI $12,000 per month and subsequent to the Business Combination, we shall pay MZHCI $15,000 per month. At the successful close of the initial Business Combination, we will issue MZHCI $120,000 worth of our restricted securities, valued at the closing price on the first day of trading after the successful close of the initial Business Combination.

Administrative Services Agreement

We entered into the Administrative Services Agreement with the Sponsor on April 27, 2022, pursuant to which the Sponsor performed certain services for us for a monthly fee of $10,000. On May 2, 2022, the Sponsor entered into an assignment agreement with Gluon Group, an affiliate of our Company, to provide the services detailed in the Administrative Service Agreement. Per Regnarsson, our Chief Executive Officer and a director, is the Managing Partner of Gluon. As of December 31, 2024 and December 31, 2023, $39,187 and $39,187 has been paid to Gluon Group for such services and an additional $304,941 and $184,941, respectively, has been accrued.

Advisory Services

On September 21, 2022, we entered into the Gluon Letter Agreement with Gluon to pay the Gluon Transaction Success Fee upon completion of one or more successful transactions. We will pay Gluon $500,000 upon completion of one or more transactions with an aggregate purchase price of less than $400,000,000; and, an additional $500,000 upon completion of one or more transactions with an aggregate purchase price of more than $400,000,000. This means the total remuneration for transactions with a purchase price more than $400,000,001 would be $1,000,000. The transaction purchase price will correspond to the price paid to the sellers of the applicable target, including cash, debt, and equity funded payments. Each Gluon Transaction Success Fee will be payable upon consummation of the applicable transaction, regardless of (i) the calendar for the payment of the purchase price, (ii) how the purchase price is funded, (iii) any deferred payment subsequent to consummation of the transaction, or (iv) any adjustments to the price of the transaction subsequent to consummation. Following payment of the Gluon Transaction Success Fee, any accrued fees payable to the Gluon Group by us will be waived.

On October 5, 2022, we agreed with Gluon to lower the Gluon Transaction Success Fee to a total payment of $250,000 upon successful completion of one of more transactions with an aggregate purchase price equal or more than $400,000,000.

In addition, the Gluon Letter Agreement was amended to entitle Gluon, with respect to any financing undertaken by our Company introduced by Gluon during the term of the Gluon Letter Agreement, to the following fees: (i) for a financing involving an issuance of our senior, subordinated and/or mezzanine debt securities, a cash fee payable at any closing equal to two percent (2.0%) of the gross proceeds received by our Company at such closing; (ii) for a financing involving equity, equity-linked or convertible securities, a cash fee payable at each closing equal to five percent (5.0%) of the gross proceeds received by our Company at such closing.

In addition to the Gluon Transaction Success Fee, we agreed to pay Gluon Group for any reasonable and documented out-of-pocket expenses incurred in connection with providing the services for the transactions. In the event of a successful initial Business Combination, Gluon also agreed to waive any accrued fees we owed.

Per Regnarsson, the Chief Executive Officer and a director of our Company, is the Managing Partner of Gluon. Each member of our Board of Directors has been informed of Mr. Regnarsson’s material interest in the Gluon Letter Agreement, and upon the approval and recommendation of our Audit Committee, our Board of Directors determined that the Gluon Letter Agreement is fair and in our best interests and voted to approve the Gluon Letter Agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Our critical accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies”, of the audited consolidated financial statements contained elsewhere in this Report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to pages F-2 through F-22 comprising a portion of this Report, which are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year ended December 31, 2024. This conclusion was due to deficiencies in the identification, approval, and disclosure of related party transactions, including certain agreements related to the transfer of founder shares between U.N. SDG Support LLC (“Sponsor”) and specific directors and officers executed on April 22, 2022, May 20, 2024, and June 18, 2024, which were not timely identified or disclosed. Additionally, there were instances where related party borrowings were not properly approved or disclosed in the financial statements. These deficiencies indicate that our controls were not adequately designed or operating effectively to ensure compliance with our Related Party Transaction Policy. Management is taking steps to address these control weaknesses and enhance compliance going forward.

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

Management’s Annual Report on Internal Control over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making these assessments, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, Management determined that we did not maintain effective internal control over financial reporting as of December 31, 2024.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Per Regnarsson	58	Director and Chief Executive Officer
Charles Ratelband V	44	Director and Executive Chairman
Michael Geary	63	Interim Chief Financial Officer
Niels Brix	50	Independent Director
Sean Kidney	68	Independent Director
Dariusz Sliwinski	62	Independent Director

The experience of our directors and executive officers is as follows:

Per Regnarsson has served as our Chief Executive Officer and a director since December 2021. He will also serve as a member of the board of directors of Pubco following the completion of the GreenRock Business Combination. Mr. Regnarsson currently serves as the Director of Gluon Capital Ltd. and various subsidiary companies of the Gluon Group, a London, England headquartered company that forms, seeds and invests in sustainable energy and mobility businesses globally. He also served as the Chairman of EV Hub Ltd., an electric vehicle infrastructure company, the Director of Marine2o Ltd., a developer of green hydrogen production and the Founding Advisory Partner of Impactirr Alliance Ltd., an Indian renewable energy firm since October 2019. Prior to that, he served as the Associate Partner of K2 Management, a renewable energy financial advisory company, from October 2018 to February 2020. From May 2018 to January 2019, Mr. Regnarsson served as the Partner of Opus Corporate Finance LLP, a private equity firm. He also served as the Associate Partner of Assay Advisory Ltd., a London based financial consulting firm. Mr. Regnarsson served as the Executive Board Member and Chief Investment Officer of the Palmetto Group, a private equity firm active in the clean energy industry, from August 2014 to March 2016. From March 2011 to March 2018, he founded CWC Biofuels A/S, a Danish energy firm and served as its Acting CEO and Director with responsibility for financing. Mr. Regnarsson co-founded Clean World Capital, a private equity firm, in July 2008 and served as its Managing Partner until July 2014 and in connection with this, he co-founded Better Energy A/S, a solar photovoltaic firm and served as its shareholder and Executive Chairman from September 2012 to March 2015. Previously, from 1990 to 2014, Mr. Regnarsson worked at various investment banking and boutique corporate finance institutions including Danske Bank, Chase Manhattan Bank, Moody’s, JP Morgan, Merrill Lynch and Clean World Capital. Mr. Regnarsson holds an MSc Sloan Fellowship from London Business School. We believe Mr. Regnarsson is well-qualified to serve on our Board of Directors because of his experience in the financial service industry.

Charles Ratelband V is our founder and has served as a director and the Executive Chairman of our Board of Directors since December 2021. He will also serve as a member of the board of directors of Pubco following the completion of the GreenRock Business Combination. Mr. Ratelband V founded WindShareFund and has served as its Managing Director since its inception in 2011. WindShareFund is a Netherlands-based investment company with a core goal of investing in a better environment and contributing to the transition to sustainable, green energy. Mr. Ratelband V founded RREG, a Dutch investment advisory firm, in September 2007, and has served as its Managing Director since then. Mr. Ratelband V also founded and has served as the Managing Director of Climate Center Mariëndaal since January 2020. Mr. Ratelband V holds a Bachelor’s degree in Business Administration from the HBO University in the Netherlands. We believe Mr. Ratelband V is well-qualified to serve on our Board of Directors due to his extensive financial and advisory experience.

Michael Geary has served as our Interim Chief Financial Officer since April 2025. He has served as the Business Development Director of Gluon Renewable Energies, a renewable energy company, since September 2024. Previously, Mr. Geary served as the Chief Financial Officer of GreenRock Corp, a company in the renewable energy industry, from May 2023 to September 2024. Mr. Geary was CEO and co-founder of Consentz, a medical application from August 2015 to July 2023, providing medical record and management software to clinics. From 2008 to 2015, Mr. Geary helped to develop a wind turbine installation company, was a founder for a medical clinic and a start-up computer device company and turned around and facilitated growth of two retail businesses. From 1994 to 2012, Mr. Geary worked on property investment, development, providing advice on commercial and residential properties. From 2004 to 2005, Mr. Geary served as CFO of Cable & Wireless (Japan & Asia) where he implemented policies to ensure Sarbanes-Oxley compliance, led a regional business review to identify growth opportunities and cost reduction strategies for the region, and successfully led the sale of the Japan business to Japan Telecom. From 2001 to 2004, Mr. Geary was CFO at Bettercare, a 3i private equity backed care homes group, refinanced the business, where he led a strategy review resulting in a significant performance improvement, introduced a new budgetary process, implemented a new financial software system and carried out a full review of controls. From 1999 to 2001, Mr. Geary co-founded a telecoms business Efonic. From 1997 to 1999, Mr. Geary worked at ABN AMRO on M&A transactions in Europe and Asia. From 1991 to 1999, he held finance positions at Cable and Wireless in project finance, corporate finance, management and financial reporting, budgeting and systems implementation. Prior to this, Mr. Geary trained and worked for Pitney Bowes and GEC Telecommunications. Mr. Geary is a Fellow of Chartered Institute of Management Accountants, holds an MSc Sloan Fellowship from London Business School, where he co-authored a venture capital paper that was published and taught for over 10 years, and an MSc and BA Economics from Manchester University.

Niels Brix has served as one of our independent directors since December 2021. He has more than 15 years of experience in the global wind industry from both operational and advisory perspectives. Since November 2021, he has served as the Chief Executive Officer of Valmont SM A/S, a Denmark based supplier of components for the wind turbine industry. He founded Recounsel ApS, a Danish business consulting firm, and has served as its Principal since 2006. He also served as a board member of Procon Wind Energy A/S, a Denmark based company providing services primarily for the offshore wind sector, since February 2019. Mr. Brix served as the Head of Nordics & Baltics and Head of Special Projects from June 2020 to May 2021 and as the Head of Financial Advisory of K2 Management A/S, a Denmark based consultancy firm, from June 2018 to October 2021. He served as the Chief Commercial Officer and Vice President of Seatower A/S, a Norwegian based IP rights company and designer of foundations for offshore wind turbine installations from June 2012 to May 2018. Mr. Brix served as the Senior Vice President of Business Development of Skykon A/S, a Danish private equity firm focused on the wind energy industry, from 2007 to 2010. In 2005, he served as the Senior Manager and Counsel to Deloitte, a major international accounting firm, where he focused on mergers and acquisitions. He served as the Senior Manager and Counsel to Carlsberg Group, an international brewing company, from 2002 to 2004. Mr. Brix is an attorney-at-law admitted in Denmark. He holds a Master of Law degree from Aarhus University. He also completed management courses at Institut Européen d’Administration des Affaires. We believe Mr. Brix is well-qualified to serve on our Board of Directors because of his experience in the global wind industry.

Sean Kidney has served as one of our independent directors since April 2022. Since November 2010, he has served as the Chief Executive Officer of the Climate Bonds Initiative (CBI), an international non-governmental organization working to mobilize global capital for climate action. Mr. Kidney has also served as a Director of Climate Bond Services Ltd. in England and Wales since December 2018, Climate Bonds Initiative (Europe) ABSL in Belgium since July 2019 and Low Carbon World (Shanghai) Business Consulting Co. Ltd. (the operating arm of Climate Bonds in Shanghai, China) since March 2021. He is currently a member of many social organizations with sustainable development initiatives, including the French government’s Green Sovereign Bond Evaluation Council, the UK government’s Green Gilt Advisory Committee, the Board of Climate Transition Pathways, the Advisory Board of the UNDP-GEF Climate Aggregation Platform, the Finance Advisory Board, the Global Alliance for a Sustainable Planet, the European Advisory Board of the SMARTER Finance for Families initiative, FAST-Infra (Finance to Accelerate the Sustainable Transition — Infrastructure) and the European Commission’s Platform on Sustainable Finance. He has been a Professor in Practice at School of Oriental and African Studies at University of London since May 2020 and is a regular speaker on climate change and finance. We believe Mr. Kidney is well-qualified to serve on our Board of Directors because of his experience in climate change and finance.

Dariusz Sliwinski has served as one of our independent directors since May 2024. His position as a non-executive director of GreenRock will begin upon completion of the business combination. Mr. Sliwinski also serves as the Director of Institutional Product Development at Burj Financial Consultants since 2018, a director at Morningside Financial Ltd, a business consulting firm, since May 2022, and an independent director and advisor at Palmela Capital Limited, an investment fund, since February 2024. Since March 2021, Mr. Sliwinski has served as an advisor at Untitled Ventures, a venture capital fund in the United Kingdom, providing oversight of fund and portfolio management including capital raising efforts and establishment of strategic partnerships. From 2017 to 2018, Mr. Sliwinski served as Chief Investment Officer and Head of Asset Management at Ubhar Capital, a private investment bank, leading the bank’s investment management practice. Mr. Sliwinski’s prior leadership positions in international hedge funds and alternative asset management firms provide a solid foundation of financial management decision making and complex due diligence expertise. Mr. Sliwinski holds a master’s degree in business administration from SDA Bocconi, Milan, a postgraduate European studies degree from University of Lodz and a master’s degree in electronic engineering from Lodz University of Technology. We believe Mr. Sliwinski is well-qualified to serve as on our Board of Directors because of his experience as a finance and investment director.

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

Number and Terms of Office of Officers and Directors

We have six directors. Our Amended and Restated Articles provide that the authorized number of directors may be changed only by Ordinary Resolution. Prior to consummation of our initial Business Combination, holders of our Class B Ordinary Shares have the right to appoint or remove our directors. Holders of our Class A Ordinary Shares will not have the right to vote on the appointment or removal of directors during such time. These provisions of our Amended and Restated Articles may only be amended by a Special Resolution passed by shareholders representing at least 90% of the outstanding Class B Ordinary Shares. Any vacancy on our Board of Directors, including a vacancy resulting from an enlargement of our Board of Directors, may be filled only by vote of a majority of our directors then in office.

Our Board of Directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of director, Darius Sliwinski, will expire at our first annual general meeting. The term of office of the second class of directors, which consists of Per Regnarsson, Niels Brix, and Sean Kidney, will expire at our second annual general meeting. The term of office of the third class of director, Charles Ratelband V, will expire at our third annual general meeting. Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our Amended and Restated Articles as it deems appropriate. Our Amended and Restated Articles provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the Board of Directors.

Committees of the Board of Directors

Our Board of Directors has three standing committees: an Audit Committee, a compensation committee (the “Compensation Committee”) and a nominating and corporate governance committee (the “Nominating Committee”). Subject to phase-in rules and a limited exception, the Nasdaq Rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the Nasdaq Rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established the Audit Committee. Dariusz Sliwinski, Sean Kidney and Niels Brix serve as members of our Audit Committee, and Dariusz Sliwinski chairs the Audit Committee. Under the Nasdaq Rules and applicable SEC rules, we were required to have at least three members of the Audit Committee, all of whom must be independent. Each of Messrs. Sliwinski, Kidney and Brix meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the Audit Committee is financially literate and our board of directors has determined that Mr. Sliwinski qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an Audit Committee charter, which details the principal functions of the Audit Committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities;

●	advising the Board and any other Board committees if the clawback provisions of Rule 10D-1 under the Exchange Act (the “SEC Clawback Rule”) are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule; and

●	implementing and overseeing our cybersecurity and information security policies, periodically review the policies, and manage potential cyber security incidents

Compensation Committee

We have established the Compensation Committee. Under the Nasdaq Rules and applicable SEC rules, we are required to have at least two members of the Compensation Committee, all of whom must be independent. Messrs. Sliwinski, Kidney and Brix serve as members of our Compensation Committee, all of whom are independent. Mr. Brix chairs the Compensation Committee.

We have adopted a Compensation Committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, to all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting Management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than in connection with the Gluon Letter Agreement (as described below in Item 13. “Certain Relationships and Related Transactions, and Director Independence”) and the payment to an affiliate of our Sponsor of $10,000 per month for office space, utilities and secretarial and administrative support and reimbursement of expenses pursuant to the Administrative Services Agreement, no compensation of any kind, including finders, consulting or other similar fees, has been or will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial Business Combination. Accordingly, it is likely that prior to the consummation of an initial Business Combination, the Compensation Committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial Business Combination.

The charter of the Compensation Committee also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We have established the Nominating Committee. Under the Nasdaq Rules and applicable SEC rules, we are required to have at least two members of the Nominating Committee, all of whom must be independent. Messrs. Sliwinski, Kidney and Brix serve as members of our Nominating Committee, all of whom are independent. Mr. Brix chairs the nominating and corporate governance committee.

The Nominating Committee considers director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our Board of Directors should follow the procedures set forth in our Amended and Restated Articles.

We have adopted a Nominating Committee charter, which details the principal functions of the Nominating Committee, including:

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

Prior to our initial Business Combination, holders of Class A Ordinary Shares do not have the right to recommend director candidates for nomination to our Board of Directors.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, applicable to our directors, officers and employees (the “Code of Ethics”). A copy of the Code of Ethics and the charters of the committees of our Board of Directors will be provided without charge upon request from us. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules or the Nasdaq Rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

The foregoing description of the Code of Ethics does not purport to be complete and is qualified in its entirety by the terms and conditions of the Code of Ethics, a copy of which is attached hereto as Exhibit 14 and is incorporated herein by reference.

Trading Policies

On April 27, 2022, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable stock exchange listing standards (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC has also adopted the SEC Clawback Rule that directs national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

On October 2, 2023, our Board of Directors approved the adoption of the Executive Compensation Clawback Policy (the “Clawback Policy”), in order to comply with the SEC Clawback Rule, and the Nasdaq Rules, as set forth in Nasdaq Listing Rule 5608 (the “Nasdaq Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the SEC Clawback Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Nasdaq Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

The foregoing description of the Clawback Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Clawback Policy, a copy of which is attached hereto as Exhibit 97 and is incorporated herein by reference.

Item 11.	Executive Compensation.

None of our officers has received any cash compensation for services rendered to us. Commencing on the effective date of the IPO Registration Statement, we agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support pursuant to the Administrative Services Agreement. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. Except as described in Item 13. “Certain Relationships and Related Transactions, and Director Independence” below, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to our Sponsor, officers and directors, or any affiliate of our Sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial Business Combination (regardless of the type of transaction that it is). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our Audit Committee reviews on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial Business Combination are made using funds held outside the Trust Account. Other than quarterly Audit Committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial Business Combination.

After the completion of our initial Business Combination, directors or members of our Management Team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed initial Business Combination, such as the GreenRock Registration Statement. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of Management. It is unlikely the amount of such compensation will be known at the time of the proposed initial Business Combination, because the directors of the post-Business Combination company will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the Board of Directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our Management Team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our Management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our Management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of June 24, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 2,535,306 Ordinary Shares, consisting of (i) 2,535,305 Class A Ordinary Shares and (ii) one Class B Ordinary Share, issued and outstanding as of June 24, 2025. On all matters to be voted upon, except for the election of directors of the board, holders of the Class A Ordinary Shares and Class B Ordinary Share vote together as a single class. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of the date of this Report.

Name and Address of Beneficial Owner(1)	Class A Ordinary Shares Number of Shares Beneficially Owned		Class B Ordinary Shares Number of Shares Beneficially Owned		Approximate Percentage of Total Issued and Outstanding Ordinary Shares
U.N. SDG Support LLC (our Sponsor)(2)	1,968,749	77.65%	1	100%	77.65%
Per Regnarsson	—	—%	—	—%	—%
Charles Ratelband V(2)	1,968,749	77.65%	1	100%	77.65%
Michael Geary	—	—	—	—	—
Niels Brix	—	—%	—	—%	—%
Dariusz Sliwinski	—	—%	—	—%	—%
Sean Kidney	—	—%	—	—%	—%
All directors and officers as a group (six individuals)	1,968,749	77.65%	1	100%	77.65%

Other 5% Stockholders
Mizuho Financial Group, Inc.(3)	407,800	16.08%	—	—	16.08%
Feis Parties(4)	325,651	12.84%	—	—%	12.84%
Yakira Parties(5)	285,819	11.27%	—	—%	11.27%
Shaolin Capital Management LLC(6)	268,822	10.60%	—	—%	10.60%
Lighthouse Parties(7)	257,237	10.15%	—	—%	10.15%
Meteora Parties(8)	255,010	10.06%	—	—%	10.06%
Wolverine Parties(9)	241,561	9.53%	—	—%	9.53%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 25 Bedford Square, London, WC1B 3HH, United Kingdom.

(2)	Represents securities held by our Sponsor, of which Charles Ratelband V is the managing member. Accordingly, Mr. Ratelband V may be deemed to have beneficial ownership of such securities. Mr. Ratelband V disclaims beneficial ownership of the reported Ordinary Shares, except to the extent of his pecuniary interest therein.

(3)	According to a Schedule 13G/A filed on May 13, 2025 by (i) Mizuho Financial Group, Inc., a Japanese corporation (“Mizuho”). Mizuho, Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of the Public Shares directly held by Mizuho Securities USA LLC, which is their wholly-owned subsidiary. The number of Public Shares held by Mizuho is reported as of March 31, 2025, which does not reflect any redemption of shares by Mizuho in connection with the 2025 Extension or any other transactions after March 31, 2025. Accordingly, the number of Public Shares and the percentages set forth in the table may not reflect Mizuho’s current beneficial ownership. The principal business address of Mizuho is 1-5-5, Otemachi, Chiyoda-ku, Tokyo, 100-8176, Japan.

(4)	According to a Schedule 13G/A filed on February 4, 2025 by (i) Feis Equities LLC, an Illinois limited liability company (“Feis LLC”) and (ii) Lawrence M. Feis, a citizen of the United States (and together with Feis LLC, the “Feis Parties”). The number of Public Shares held by the Feis Parties is reported as of December 31, 2024, which does not reflect any redemption of shares by the Feis Parties in connection with the 2025 Extension or any other transactions after December 31, 2025. Accordingly, the number of Public Shares and the percentages set forth in the table may not reflect the Feis Parties’ current beneficial ownership. The principal business address of each of the Feis Parties is 20 North Wacker Drive, Suite 2115, Chicago, Illinois 60606.

(5)	According to a Schedule 13G/A filed on November 14, 2024 by (i) Yakira Capital Management, Inc., a Delaware Corporation (“Yakira Inc.”), (ii) Yakira Partners, L.P., a Delaware limited Partnership (“Yakira LP”), (iii) MAP 136 Segregated Portfolio, a Cayman Island entity (“MAP”), (iv) YP Management, L.L.C., a New York limited liability company (“Yakira LLC”), and (v) Bruce M. Kallins, a citizen of the United States (“Mr. Kallins”, collectively with, Yakira Inc., Yakira LP, MAP and Yakira LLC, the “Yakira Parties”). The number of Public Shares held by the Yakira Parties is reported as of September 30, 2024, which does not reflect any redemption of shares by the Yakira Parties in connection with the 2025 Extension or any other transactions after September 30, 2024. Accordingly, the number of Public Shares and the percentages set forth in the table may not reflect the Yakira Parties’ current beneficial ownership. The principal business address of each of the Yakira Parties is 1555 Post Road East, Suite 202, Westport, Connecticut 06880.

(6)	According to a Schedule 13G/A filed on February 14, 2024 by Shaolin Capital Management LLC, a Delaware limited liability company (“Shaolin”). Shaolin serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd. a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, DS Liquid DIV RVA SCM LLC and Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC being managed accounts advised by the Shaolin. The number of Public Shares held by Shaolin is reported as of December 31, 2024, which does not reflect any redemption of shares by Shaolin in connection with the 2025 Extension or any other transactions after December 31, 2024. Accordingly, the number of Public Shares and the percentages set forth in the table may not reflect Shaolin’s current beneficial ownership. The principal business address of Shaolin is 230 NW 24th Street, Suite 603, Miami, Florida 33127.

(7)	According to a Schedule 13G filed on November 13, 2024 by (i) Lighthouse Investment Partners, LLC, a Delaware limited liability company (“Lighthouse”), and (ii) MAP 136 Segregated Portfolio, a segregated Cayman Island portfolio of LMA SPC (“MAP 136” and together with Lighthouse, the “Lighthouse Parties”). The Public Shares reported therein are directly beneficially owned by MAP 136. Lighthouse serves as the investment manager of MAP 136. The number of Public Shares held by the Lighthouse Parties is reported as of September 30, 2024, which does not reflect any redemption of shares by Shaolin in connection with the 2025 Extension or any other transactions after September 30, 2024. Accordingly, the number of Public Shares and the percentages set forth in the table may not reflect the Lighthouse Parties’s current beneficial ownership. The principal business address of (x) Lighthouse is 3801 PGA Boulevard, Suite 604, Palm Beach Gardens, FL 33410 and (y) MAP 136 is Walkers Corporate Limited, 190 Elgin Avenue, George Town, Grand Cayman KY1-9008, Cayman Islands.

(8)	According to a Schedule 13G/A filed on May 15, 2025 by (i) Meteora Capital, LLC, a Delaware limited liability company (“Meteora”), and (ii) Vik Mittal, a citizen of the United States (“Mr. Mittal”, and together, the “Meteora Parties”). The Public Shares reported therein are held by certain funds and managed accounts to which Meteora serves as investment manager (collectively, the “Meteora Funds”). Mr. Mittal serves as the Managing Member of Meteora, with respect to the Public Shares held by the Meteora Funds. The number of Public Shares held by the Meteora Parties is reported as of March 31, 2025, which does not reflect any redemption of shares by the Meteora Parties in connection with the 2025 Extension or any other transactions after March 31, 2025. Accordingly, the number of Public Shares and the percentages set forth in the table may not reflect the Meteora Parties’s current beneficial ownership. The principal business address of each of the Meteora Parties is 1200 N Federal Hwy, #200, Boca Raton, Florida 33432.

(9)	According to a Schedule 13G filed on October 16, 2024 by (i) Wolverine Asset Management, LLC, an Illinois limited liability company (“Wolverine LLC”), (ii) Wolverine Holdings, L.P., an Illinois limited partnership “Wolverine LP”), (iii) Wolverine Trading Partners, Inc., an Illinois corporation (“Wolverine Inc.”), (iv). Christopher L. Gust, a citizen of the United States (“Mr. Gust”) and (v) Robert R. Bellick, a citizen of the United States (“Mr. Bellick,” and collectively with Wolverine LLC, Wolverine LP, Wolverine Inc. and Mr. Gust, the “Wolverine Parties”). Wolverine LLC is an investment manager and has voting and dispositive power over the Public Shares reported therein. The sole member and manager of Wolverine LLC is Wolverine LP. Mr. Bellick and Mr. Gust may be deemed to control Wolverine Inc., the general partner of Wolverine LP. Each of Wolverine LP, Mr. Bellick, Mr. Gust and Wolverine Inc. have voting and disposition power over the Public Shares reported therein. The number of Public Shares held by the Wolverine Parties is reported as of September 30, 2024, which does not reflect any redemption of shares by Shaolin in connection with the 2025 Extension or any other transactions after September 30, 2024. Accordingly, the number of Public Shares and the percentages set forth in the table may not reflect the Wolverine Parties’s current beneficial ownership. The principal business address of each of the Wolverine Parties is 75 West Jackson Boulevard, Suite 340 Chicago, Illinois 60604.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None. For a more information on the GreenRock Business Combination, see Item 1. “Business.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Sponsor Transactions

On December 30, 2021, we issued an aggregate of 2,156,250 Founder Shares to our Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.012 per Founder Share. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 19.8% of the outstanding Ordinary Shares upon completion of our Initial Public Offering (not including the 118,125 Representative Shares). The Founder Shares (including the Class A Ordinary Shares issuable upon conversion thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Simultaneously with the closing of our Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, our Sponsor purchased an aggregate of 3,762,500 Private Placement Warrants, including 112,500 Private Placement Warrants that were issued pursuant to the partial exercise of the Over-Allotment Option, at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $3,762,500. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants (i) are not be redeemable by us, (ii) may not (including the Class A Ordinary Shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until the completion of our initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) are entitled to registration rights.

On March 31, 2023, the Sponsor elected to convert 1,968,749 Class B Ordinary Shares held as Founder Shares to Class A Ordinary Shares, on a one-for-one basis in the Founder Share Conversion. The Class A Ordinary Shares issued in the Founder Share Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Founder Share Conversion, including among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the IPO Registration Statement.

Following the Founder Share Conversion and the Extension Redemptions, there were 2,535,305 Class A Ordinary Shares and one Class B Ordinary Share issued and outstanding and the Sponsor hold approximately 77.65% of the issued and outstanding Ordinary Shares.

Administrative Services Agreement

On April 27, 2022, we entered the Administrative Services Agreement with our Sponsor under which our Sponsor agreed to perform certain services for the us for a monthly fee of $10,000. On May 2, 2022, our Sponsor entered into an assignment agreement with Gluon Group, an affiliate of the Sponsor, to provide the services detailed in the Administrative Service Agreement. Per Regnarsson, our Chief Executive Officer and a director on our Board, is the Managing Partner of Gluon and owns 505 shares of Gluon Group. As of December 31, 2024 and December 31, 2023, $39,187 and $39,187 has been paid to Gluon Group for such services and an additional $304,941 and $184,941, respectively, has been accrued.

Eternal Loans

We agreed to borrow up to $500,000 from Eternal, an affiliate of our Company through common ownership, to be used for the payment of costs related to the Initial Public Offering. Eternal loaned us $63,073 under the First Eternal Loan. Pursuant to the loan agreement and its subsequent amendments, the First Eternal Loan was non-interest bearing, unsecured and due on the closing of our Initial Public Offering. The First Eternal Loan was fully repaid on June 2, 2022.

On September 21, 2022, we entered into a loan agreement with Eternal in the principal amount of up to $180,000, on an unsecured basis and bearing no interest. The Second Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is June 30, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Second Eternal Loan Amendment. As of December 31, 2024 and December 31, 2023, the outstanding balance of the Second Eternal Loan was $170,603 and no interest was accrued.

Additionally, on November 12, 2022, we entered into a loan agreement with Eternal in the principal amount of up to $300,000, on an unsecured basis and bearing no interest. The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023. The maturity date is June 30, 2025 or, if earlier, the date of the consummation of the initial Business Combination, as amended by the Third Eternal Loan Amendment. As of December 31, 2024 and December 31, 2023, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, we entered into a loan agreement with Eternal in the principal amount of up to $50,000, on an unsecured basis and bearing no interest. The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is the earlier of June 30, 2025 or the date of the consummation of the initial Business Combination, as amended by the Fourth Eternal Loan Amendment. As of December 31, 2024 and December 31, 2023, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

On April 12, 2023, we entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest. The Fifth Eternal Loan was available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023,$125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date is June 30, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Fifth Eternal Loan Amendment. As of December 31, 2024 and December 31, 2023, we borrowed an additional $0 and $153,619, respectively, beyond the initial terms of the Fifth Eternal Loan. As of December 31, 2024 and December 31, 2023, the outstanding balance of the Fifth Eternal Loan was $500,000 and $653,619, respectively, and no interest was accrued.

On November 1, 2023, we entered into a loan agreement with Eternal in the principal amount of up to $335,000 on an unsecured basis and bearing no interest. The Sixth Eternal Loan was available to be drawn down from November 1, 2023. The maturity date is June 30, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Sixth Eternal Loan Amendment. In the event we do not repay the Sixth Eternal Loan within 10 days of the consummation of the initial Business Combination, we will pay an interest of five percent (5%) per month to Eternal until the date of repayment of the Sixth Eternal Loan. As of December 31, 2024 and December 31, 2023, we borrowed an additional $0 and $22,302, respectively, beyond the initial terms of the Sixth Eternal Loan. As of December 31, 2024, and December 31, 2023, the outstanding balance of the Sixth Eternal Loan was $335,000 and $357,302, respectively, and no interest was accrued.

On November 1, 2023, we and Eternal agreed to the Eternal Loan Amendment requiring that in the event that we do not repay each of the Second Eternal Loan, Third Eternal Loan, Fourth Eternal Loan, and Fifth Eternal Loan within 10 days of the consummation of the initial Business Combination, we will pay an interest of five percent (5%) per month to Eternal until the date of repayment of each such loan.

On August 5, 2024, we entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $1,500,000, on an unsecured basis and bearing no interest. The Seventh Eternal Loan is available for drawdown in unlimited number of installments in the period from August 3, 2024 to June 30 2025. The final repayment date is June 30, 2025 or, if earlier, the date of the consummation of the initial Business Combination. As of December 31, 2024, we borrowed an additional $218,460 beyond the initial terms of the Seventh Eternal Loan. As of December 31, 2024, the outstanding balance of the Seventh Eternal Loan was $1,718,460, and no interest was accrued.

Eternal is controlled by Charles Ratelband V, our Executive Chairman of the Board of Directors. Each member of our Board of Directors has been informed of Mr. Ratelband’s material interest in such loan agreements, and upon the approval and recommendation of our Audit Committee, our Board of Directors has determined that the above loans with Eternal are fair and in our best interests and has voted to approve such loans.

Promissory Notes

Prior to the closing of our Initial Public Offering, the shareholder of our Sponsor agreed to loan us up to $300,000 under the IPO Promissory Note to be used for the payment of costs related to the Initial Public Offering. The IPO Promissory Note was non-interest bearing, unsecured and due on the earlier of September 30, 2022 or the closing of our Initial Public Offering. We did not borrow any funds under the IPO Promissory Note. The IPO Promissory Note expired on May 2, 2022 and will not be extended or renewed.

On May 2, 2023, we issued the 2023 Extension Note in the aggregate principal amount of $900,000 to the Sponsor, which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2023 Extension. The Sponsor agreed to pay $75,000 per month until the completion of an initial Business Combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by our Board of Directors in its sole discretion). The 2023 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. Per the 2023 Extension Note, as amended, if we do not repay the 2023 Extension Note within five days of the maturity date, five percent (5%) interest per month will accrue on the unpaid principal balance until the 2023 Extension Note is fully repaid. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the Initial Public Offering. We have determined that the fair value of the 2023 Extension Note is par value. As of December 31, 2024 and December 31, 2023, the outstanding balance of the 2023 Extension Note was $900,000 and $600,000, respectively, and no interest was accrued.

On April 30, 2024, we issued the 2024 Extension Note in the aggregate principal amount of $600,000 to the Sponsor, which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 Extension. The Sponsor agreed to pay $50,000 per month that the Board of Directors decides to take to complete an initial Business Combination, commencing on May 2, 2024 and continuing through May 2, 2025 (or such earlier date as determined by our Board of Directors in its sole discretion). The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the Initial Public Offering. We have determined that the fair value of the 2024 Extension Note is par value. As of December 31, 2024, the outstanding balance of the 2024 Extension Note was $400,000 and no interest was accrued.

On June 20, 2025, we issued the 2025 Extension Note in the aggregate principal amount of $107,623.44 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2025 Extension. The Sponsor agreed to pay $17,937.24 per month that the Board decides to take to complete an initial Business Combination, commencing on May 2, 2025 and continuing through November 2, 2025 (or such earlier date as determined by our Board in its sole discretion). The 2025 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation.

Advisory Services

On September 21, 2022, we entered into the Gluon Letter Agreement with Gluon to pay the Gluon Transaction Success Fee upon completion of one or more successful transactions. We will pay Gluon $500,000 upon completion of one or more transactions with an aggregate purchase price of less than $400,000,000; and, an additional $500,000 upon completion of one or more transactions with an aggregate purchase price of more than $400,000,000. This means the total remuneration for transactions with a purchase price more than $400,000,001 would be $1,000,000. The transaction purchase price will correspond to the price paid to the sellers of the applicable target, including cash, debt, and equity funded payments. Each Gluon Transaction Success Fee will be payable upon consummation of the applicable transaction, regardless of (i) the calendar for the payment of the purchase price, (ii) how the purchase price is funded, (iii) any deferred payment subsequent to consummation of the transaction, or (iv) any adjustments to the price of the transaction subsequent to consummation. Following payment of the Gluon Transaction Success Fee, any accrued fees payable to the Gluon Group by us will be waived.

On October 5, 2022, we agreed with Gluon to lower the Gluon Transaction Success Fee to a total payment of $250,000 upon successful completion of one of more transactions with an aggregate purchase price equal or more than $400,000,000.

In addition, the Gluon Letter Agreement was amended to entitle Gluon, with respect to any financing undertaken by our Company introduced by Gluon during the term of the Gluon Letter Agreement, to the following fees: (i) for a financing involving an issuance of our senior, subordinated and/or mezzanine debt securities, a cash fee payable at any closing equal to two percent (2.0%) of the gross proceeds received by our Company at such closing; (ii) for a financing involving equity, equity-linked or convertible securities, a cash fee payable at each closing equal to five percent (5.0%) of the gross proceeds received by our Company at such closing.

In addition to the Gluon Transaction Success Fee, we agreed to pay Gluon Group for any reasonable and documented out-of-pocket expenses incurred in connection with providing the services for the transactions. In the event of a successful initial Business Combination, Gluon also agreed to waive any accrued fees we owed.

Per Regnarsson, the Chief Executive Officer and a director of our Company, is the Managing Partner of Gluon. Each member of our Board of Directors has been informed of Mr. Regnarsson’s material interest in the Gluon Letter Agreement, and upon the approval and recommendation of our Audit Committee, our Board of Directors determined that the Gluon Letter Agreement is fair and in our best interests and voted to approve the Gluon Letter Agreement.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete an initial Business Combination, we would repay such Working Capital Loans. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued warrants to purchase 1,500,000 Ordinary Shares if $1,500,000 of promissory notes were so converted), at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such Working Capital Loans by our Sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Registration Rights Agreement

The holders of the Founder Shares, Private Placement Warrants, and any warrants issued upon conversion of the Working Capital Loans, 2023 Extension Note and 2024 Extension Note (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Letter Agreement

Our Sponsors, directors and officers have entered into the Letter Agreement, with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if our Sponsors, directors or officers acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, they will not propose any amendment to our Amended and Restated Articles (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Business Combination

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

After our initial Business Combination, members of our Management Team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders, such as the GreenRock Registration Statement. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-Business Combination company to determine executive and director compensation.

In light of the apparent and actual conflicts of interests existing on the parts of certain of our directors and officers in connection with the GreenRock Business Combination, including the fact that (a) Per Regnarsson is chief executive officer of both our Company and GreenRock, (b) Charles Ratelband V is chairman of our Company and executive director of GreenRock, (c) Mr. Ratelband is the sole indirect owner of WindShareFund N.V., which is the seller of GreenRock’s wind assets and (d) Accretion, the legal entity acquired by GreenRock, which is controlled by Gluon Capital, which in turn is controlled by Mr. Regnarsson and Mr. Maxamilian Delamain, our Board of Directors established the Special Committee. The Special Committee is comprised of disinterested members of our Board of Directors, for purposes of negotiating the GreenRock Business Combination Agreement with the power to act on our behalf. Neither Mr. Regnarsson nor Mr. Ratelband is a member of the Special Committee.

For more information on the agreements entered into in connection with the GreenRock Business Combination, see Item 1. “Business.”

Director Independence

The Nasdaq Rules require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship that, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our Board of Directors has determined that Messrs. Niels Brix, Kidney and Sliwinski are “independent directors” as defined in the Nasdaq Rukes and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to UHY for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with regulatory filings. The aggregate fees of UHY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2024 and December 31, 2023 totaled approximately $255,405 and $107,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation.  For the years ended December 31, 2024 and December 31, 2023 we paid $0 and $56,000, respectively, to UHY for such professional services.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.  We did not pay UHY for tax services, planning or advice for the years ended December 31, 2024 and December 31, 2023.

All Other Fees

All other fees consist of fees billed for all other services.  We did not pay UHY for any other services for the years ended December 31, 2024 and December 31, 2023.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services performed and to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

Item 15.	Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

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

Item 16.	Form 10-K Summary.

Omitted at our Company’s option.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of ClimateRock and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ClimateRock and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

June 25, 2025

CLIMATEROCK
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash	$14,384	$57,290
Prepaid expenses	—	412
Total current assets	14,384	57,702

Non-current assets
Cash and cash equivalents held in Trust Account	29,381,085	28,508,214
Total non-current assets	29,381,085	28,508,214

Total assets	$29,395,469	$28,565,916

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued liabilities	$1,088,977	$959,720
Administrative service fee payable - related party	304,941	184,941
Loan payable - related party	3,074,064	1,481,524
Convertible promissory notes payable - related party	1,300,000	600,000
Total current liabilities	5,767,982	3,226,185

Non-current liabilities
Loan payable - related party	—	50,000
Deferred underwriting commission payable	2,362,500	2,362,500
Total non-current liabilities	2,362,500	2,412,500

TOTAL LIABILITIES	$8,130,482	$5,638,685

COMMITMENTS AND CONTINGENCIES
Class A Ordinary Shares, $0.0001 par value, subject to possible redemption. 2,465,223 and 2,577,138 shares at redemption value of $11.92 and $11.06 per share, including dividend income in the Trust Account, at December 31, 2024 and December 31, 2023, respectively	$29,381,085	$28,508,214

SHAREHOLDERS’ DEFICIT
Class A Ordinary Shares, $0.0001 par value; 479,000,000 shares authorized; 2,086,874 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively (excluding 2,465,223 and 2,577,138 shares subject to possible redemption as of December 31, 2024 and December 31, 2023, respectively)	$209	$209
Class B Ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 1 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	—
Accumulated deficit	(8,116,307)	(5,581,192)
Total shareholders’ deficit	$(8,116,098)	$(5,580,983)

TOTAL LIABILITIES, COMMITMENTS AND CONTINGENCIES, AND SHAREHOLDERS’ DEFICIT	$29,395,469	$28,565,916

The accompanying notes are in integral part of these consolidated financial statements.

CLIMATEROCK
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2024	For the year ended December 31, 2023
Operating expenses
Formation and operating costs	$1,715,282	$1,528,302
Administrative service fees - related party	120,000	122,904
Net loss from operations	(1,835,282)	(1,651,206)

Other income
Interest income	167	190
Dividend income on Trust Account	1,445,114	2,134,446
Total other income	1,445,281	2,134,636

Net (loss) income for the year	$(390,001)	$483,430

Basic and diluted weighted average shares outstanding
Redeemable Ordinary Shares, basic and diluted	2,501,611	4,260,842
Non-redeemable Ordinary Shares, basic and diluted	2,086,875	2,086,875

Net income per redeemable Ordinary Share, basic and diluted	$0.30	$0.29
Net loss per non-redeemable Ordinary Share, basic and diluted	$(0.55)	$(0.35)

The accompanying notes are in integral part of these consolidated financial statements.

CLIMATEROCK
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023

	CLASS A ORDINARY		CLASS B ORDINARY		PREFERENCE SHARES		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL SHAREHOLDERS’ EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	(DEFICIT)
Balances - January 1, 2023	118,125	$12	1,968,750	$197	—	$—	$—	$(3,330,176)	$(3,329,967)
Adjustment to increase Class A Ordinary Shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(2,734,446)	(2,734,446)
Conversion of 1,968,749 Class B Ordinary Shares to Class A Ordinary Shares at par value of $0.0001 per share	1,968,749	197	(1,968,749)	(197)	—	—	—	—	—
Net income	—	—	—	—	—	—	—	483,430	483,430
Balances – December 31, 2023	2,086,874	$209	1	$—	—	$—	$—	$(5,581,192)	$(5,580,983)
Adjustment to increase Class A Ordinary Shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(2,145,114)	(2,145,114)
Net loss	—	—	—	—	—	—	—	(390,001)	(390,001)
Balances – December 31, 2024	2,086,874	$209	1	$—	—	$—	$—	$(8,116,307)	$(8,116,098)

The accompanying notes are in integral part of these consolidated financial statements.

CLIMATEROCK
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2024	For the year ended December 31, 2023
Cash flows from operating activities
Net income (loss)	$(390,001)	$483,430
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Dividend income received in Trust Account	(1,445,114)	(2,134,446)
Changes in operating assets and liabilities:		—
Accrued liabilities	129,257	24,299
Administrative service fee payable - related party	120,000	114,642
Prepaid expenses	412	106,130
Net cash used in operating activities	$(1,585,446)	$(1,405,945)

Cash flows from investing activities:
Proceeds from sales of marketable securities in Trust Account	1,272,243	55,265,334
Cash deposited in Trust Account for monthly extension fees	(700,000)	(600,000)
Net cash provided by investing activities	$572,243	$54,665,334

Cash flows from financing activities:
Proceed from related party loan	1,542,540	1,060,921
Proceed from convertible promissory notes - related party	700,000	600,000
Repayment of related party loans	—	(9,397)
Payment for redemption of Ordinary Shares	(1,272,243)	(55,265,334)
Net cash provided by (used in) financing activities	$970,297	$(53,613,810)

Net decrease in cash	$(42,906)	$(354,421)
Cash – beginning of the period	57,290	411,711
Cash – end of the period	$14,384	$57,290

Non-cash investing and financial activities:
Remeasurement adjustment on Public Shares subject to possible redemption	$2,145,114	$2,734,446

The accompanying notes are in integral part of these consolidated financial statements.

CLIMATEROCK

NOTES TO FINANCIAL STATEMENTS

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

In order to affect a Business Combination, the Company owns subsidiary ClimateRock Holdings Limited, a Cayman Islands exempted company (“Pubco”), and its subsidiary ClimateRock Merger Sub Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco (“SPAC Merger Sub”).

As of December 31, 2024, the Company had not yet commenced operations. All activity through December 31, 2024 relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for and consummating a Business Combination. The Company has selected December 31 as its fiscal year end.

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2022, as amended (File No. 333-263542), was declared effective on April 27, 2022 (the “IPO Registration Statement”). On May 2, 2022, the Company consummated its initial public offering of 7,875,000 units (“Units”) at $10.00 per Unit, including 375,000 Units (“Option Units”) that were issued pursuant to the underwriters’ partial exercise of their over-allotment option (the “Over-Allotment Option”), generating gross proceeds of $78,750,000 (the “Initial Public Offering”). Each Unit consists of (i) one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Units, the “Public Shares”), (ii) one-half of one redeemable warrant of the Company (the “Public Warrants”) and (iii) one right of the Company (the “Rights”). Each Right entitles the holder to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial Business Combination.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement of 3,762,500 warrants (“Private Placement Warrants” and together with the Public Warrants, the “Warrants”) at a price of $1.00 per Private Placement Warrant to the Company’s sponsor, U.N. SDG Support LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $3,762,500 (the “Private Placement”). Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share.

Offering costs amounted to $5,093,930, consisting of $1,181,250 of underwriting fees, $2,362,500 of deferred underwriting commissions payable (which are held in the Trust Account (as defined below)), $946,169 of Representative Shares (as defined in Note 6), and $604,011 of other offering costs. As described in Note 6, the $2,362,500 of deferred underwriting commissions payable is contingent upon the consummation of a Business Combination, subject to the terms of the Underwriting Agreement (as defined in Note 6).

Upon the closing of the Initial Public Offering and Private Placement, $79,931,250 of the net proceeds of the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”) and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

CLIMATEROCK

NOTES TO FINANCIAL STATEMENTS

 At December 31, 2024, the Company had $14,384 in cash held outside of the Trust Account. The Company’s management (“Management”) has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to Management for working capital purposes and excluding the amount of any deferred underwriting discount held in the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (approximately $11.92 per Public Share, as of December 31, 2024, before taxes payable, if any). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters of the Initial Public Offering (as discussed in Note 6).

Extensions of the Combination Period

The Company initially had until 12 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, pursuant to the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”), if the Company anticipated that it would not be able to consummate the initial Business Combination within 12 months, it could extend the period of time to consummate a Business Combination by two additional 3-month periods (for a total of up to 18 months from the closing of the Initial Public Offering) without submitting proposed extensions to its shareholders for approval or offering its Public Shareholders redemption rights in connection therewith. Such extensions required the Sponsor, or its affiliates or designees, to have deposited certain amounts into the Trust Account on or prior to the date of the applicable deadline for each additional three-month period (the “Paid Extensions”).

On April 27, 2023, the Company held an extraordinary meeting of its shareholders (the “2023 EGM”) and approved, among other things, an amendment to the Amended and Restated Articles to (i) extend the date by which it must consummate a Business Combination (the “Combination Period”) from November 2, 2023 to May 2, 2024 (or such earlier date as determined by the Company’s board of directors (the “Board”) in its sole discretion) and (ii) to permit the Board of Directors, in its sole discretion, to elect to wind up the Company’s operations on, or on an earlier date than May 2, 2024 (including prior to May 2, 2023) (collectively, the “2023 Extension”). In connection with the 2023 EGM, Public Shareholders holding 5,297,862 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account (the “2023 Redemptions”). As a result, $55,265,334 (approximately $10.43 per Public Share) was removed from the Trust Account to pay such Public Shareholders. The 2023 Redemptions occurred on May 2, 2023.

On April 29, 2024, the Company held an extraordinary general meeting in lieu of an annual general meeting of its shareholders (the “2024 EGM”) and approved, among other things, an amendment to the Amended and Restated Articles to (i) extend the Combination Period from May 2, 2024 to May 2, 2025 (or such earlier date as determined by the Board in its sole discretion) and (ii) to permit the Board, in its sole discretion, to elect to wind up the Company’s operations on, or on an earlier date than May 2, 2025 (collectively, the “2024 Extension”). In connection with the 2024 EGM, Public Shareholders holding 111,915 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account (the “2024 Redemptions” and together with the 2023 Redemptions, the “Extension Redemptions”). As a result, approximately $1.27 million (approximately $11.37 per Public Share) was removed from the Trust Account to pay such Public Shareholders. The 2024 Redemptions occurred on April 29, 2024.

CLIMATEROCK

NOTES TO FINANCIAL STATEMENTS

Nasdaq Listing

On April 10, 2024, the Company received a deficiency letter from the Listing Qualifications Department (the “Nasdaq Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that its Public Shareholders were below the 400 Public Holders minimum requirement for continued inclusion on the Global Market tier of Nasdaq pursuant to Nasdaq Listing Rule 5450(a)(2) (the “Public Holders Requirement”). The notifications received had no immediate effect on the Company’s Nasdaq listing. The continued listing rules of Nasdaq, as they exist as of the date of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, to which the accompanying financial statements form a part (the “Report” and such rules, the “Nasdaq Rules”) provided the Company with 45 calendar days to submit a plan to regain compliance and a compliance period of up to 180 calendar days in which to evidence compliance. The Company submitted to Nasdaq a plan to regain compliance on May 28, 2024, and the Nasdaq Staff granted the Company an extension until October 7, 2024 to comply with the Public Holders Requirement.

On October 8, 2024, the Company received a notice from the Nasdaq Staff that, since the Company had not regained compliance with the Public Holders Requirement, its securities would be subject to delisting from Nasdaq, unless the Company timely requested a hearing before the Hearing Panel of Nasdaq (the “Nasdaq Panel”) by October 15, 2024. On October 15, 2024, the Company submitted a request to appeal to the Nasdaq Panel and the hearing was held on December 10, 2024. For further information on the decision of Nasdaq Panel and consequences to the Company’s Nasdaq listing, see Note 9.

Changes to the Board

On April 19, 2024, the Company received a notice from Ms. Caroline Harding, an independent director of the Company, of her decision to resign as a member of the Board and all committees thereof, effective April 26, 2024. Ms. Harding had been an independent director of the Company for approximately two years since April 2022. The resignation of Ms. Harding was for personal reasons and did not result from any dispute with the Company.

On April 24, 2024, the Company received a notice from Mr. Randolph Sesson, Jr., an independent director of the Company, of his decision to resign as a member of the Board and all committees thereof, effective April 26, 2024. Mr. Sesson, Jr. had been an independent director of the Company for more than two years since the inception of the Company in December 2021. The resignation of Mr. Sesson, Jr. was for personal reasons and did not result from any dispute with the Company.

On May 20, 2024, the Board appointed Dariusz Sliwinski as a director, with immediate effect. Mr. Sliwinski qualifies as an independent director and is appointed to serve as (i) the chair of the audit committee of the Board, (ii) a member of the compensation committee of the Board and (iii) a member of the nominating and corporate governance committee of the Board.

Going Concern and Management’s Plan

As of December 31, 2024, the Company has a cash balance of $14,384 and a working capital deficit of $5,753,598. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the accompanying audited consolidated financial statements. Prior to consummation of a Business Combination, the Company has the ability to secure additional funding from the Sponsor or other related parties. There is no assurance that the Company’s plans to consummate a Business Combination will be successful by November 2, 2025. The accompanying audited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying audited consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying audited consolidated financial statements include the accounts and operations of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation.

CLIMATEROCK

NOTES TO FINANCIAL STATEMENTS

The accompanying audited consolidated financial statements for the years ended December 31, 2024 and 2023 have been prepared in accordance with GAAP and with the instructions for annual reports on Form 10-K and Regulation S-X. In the opinion of Management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2024 and December 31, 2023, the Company had a cash balance of $14,384 and $57,290 in its working capital account, respectively.

Cash and Cash Equivalents in Trust Account

The funds held in the Trust Account can be invested in United States government treasury bills, notes or bonds having a maturity of 185 days or less or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of the consummation of its first Business Combination and the Company’s failure to consummate a Business Combination within the Combination Period. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, on May 2, 2024, we instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation.

The Company’s cash and cash equivalents held in the Trust Account are classified as cash equivalents. Gains and losses resulting from the change in the balance of the cash and cash equivalents held in Trust Account are included in dividend income on the Trust Account in the accompanying audited consolidated statements of operations. Dividend income earned is fully reinvested into the cash and cash equivalents held in Trust Account and therefore considered as an adjustment to reconcile net (loss) income to net cash used in operating activities in the accompanying audited consolidated statements of cash flow. Such interest income reinvested will be used to redeem all or a portion of the Ordinary Shares upon the completion of Business Combination (see Note 1).

At December 31, 2024 and December 31, 2023, the Company had $29,381,085 and $28,508,214 held in the Trust Account, respectively, including dividend income of $1,445,114 and $2,134,446 recognized in the years ended December 31, 2024 and December 31, 2023, respectively.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s accompanying audited consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Founder Share Transfers

During the year ended December 31, 2024, the Company identified unrecognized expenses related to Founder Shares transferred to certain directors and officers during the period ended December 31, 2022.  The Company concluded the expenses were immaterial to previously issued financial statements, and they do not impact the Company’s financial position or the likelihood of completing its initial Business Combination.  See Note 5 for more detail.

CLIMATEROCK

NOTES TO FINANCIAL STATEMENTS

Use of Estimates

The preparation of the accompanying audited consolidated financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying audited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, the actual results could differ significantly from those estimates.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary Shares (as defined in Note 5) subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Ordinary Shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Ordinary Shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals zero. Accordingly, Ordinary Shares subject to possible redemption are presented at redemption value (plus any interest earned and/or dividends on the Trust Account) as temporary equity, outside of the shareholders’ equity section of the accompanying audited consolidated balance sheets.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

Management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the accompanying audited consolidated financial statements. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

CLIMATEROCK

NOTES TO FINANCIAL STATEMENTS

Net (loss) income per share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” In order to determine the net (loss) income attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed (loss) income allocable to both the redeemable shares and non-redeemable shares and the undistributed (loss) income is calculated using the total net (loss) income less interest income in Trust Account less any dividends paid. The Company then allocated the undistributed (loss) income ratably based on the weighted average number of Ordinary Shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the Ordinary Shares subject to possible redemption was considered to be dividends paid to the Public Shareholders. At December 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

The net income (loss) per share presented in the accompanying audited consolidated statement of operations is based on the following:

	Year ended December 31, 2024	Year ended December 31, 2023
Net income (loss)	$(390,001)	$483,430
Less: Monthly extension fees	700,000	600,000
Less: Income on Trust Account to be allocated to redeemable shares	1,445,114	2,134,446
Net loss excluding income on Trust Account	$(2,535,115)	$(2,251,016)

	Year ended December 31, 2024
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding income on Trust Account	$(1,382,127)	$(1,152,988)
Income on Trust Account	1,445,114	—
Monthly extension fees	700,000	—
Accretion of temporary equity to redemption value	—	—
Allocation of net income (loss)	$762,987	$(1,152,988)

Denominators:
Weighted-average shares outstanding	2,501,611	2,086,875
Basic and diluted net income (loss) per share	$0.30	$(0.55)

	Year ended December 31, 2023
	Redeemable shares	Non-redeemable shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding income on Trust Account	$(1,510,972)	$(740,044)
Income on Trust Account	2,134,446	—
Accretion of temporary equity to redemption value	600,000	—
Allocation of net income (loss)	$1,223,474	$(740,044)

Denominators:
Weighted-average shares outstanding	4,260,842	2,086,875
Basic and diluted net income (loss) per share	$0.29	$(0.35)

CLIMATEROCK

NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 825, “Financial Instruments” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

“Fair value” is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents held in Trust Account	1	$29,381,085	$28,508,214

Except for the foregoing, the Company does not have any assets measured at fair value on a recurring basis at December 31, 2024 and December 31, 2023.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying audited consolidated financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On May 2, 2022, the Company consummated its Initial Public Offering of 7,875,000 Units, including 375,000 Option Units that were issued pursuant to the partial exercise of the Over-Allotment Option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $78,750,000.

Each Unit consists of one Class A Ordinary Share, one-half of one Public Warrant and one Right. Each Public Warrant entitles the holder thereof to purchase one Class A Ordinary Shares for $11.50 per share, subject to certain adjustments. Each Right entitles the holder to receive one-tenth of one Class A Ordinary Share upon consummation of the initial Business Combination (see Note 7).

CLIMATEROCK

NOTES TO FINANCIAL STATEMENTS

All of the 7,875,000 Public Shares sold as part of the Units in the Initial Public Offering contain a redemption feature that allows for the redemption of such Public Shares if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Articles, or in connection with the Company’s liquidation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require Ordinary Shares subject to redemption to be classified outside of permanent equity.

As of December 31, 2024 and 2023, the Class A Ordinary Shares reflected on the accompanying audited consolidated balance sheets are reconciled in the following table.

	As of December 31, 2024	As of December 31, 2023
Gross proceeds	$78,750,000	$78,750,000
Less:
Proceeds allocated to Public Warrants and Rights	(6,898,500)	(6,898,500)
Offering costs of Public Shares	(4,647,702)	(4,647,702)
Redemption of Public Shares	(56,537,577)	(55,265,334)
Plus:
Accretion of carrying value to redemption value	17,414,864	15,969,750
Monthly extension fees	1,300,000	600,000
Ordinary Shares subject to possible redemption	$29,381,085	$28,508,214

NOTE 4. PRIVATE PLACEMENT

On May 2, 2022, the Company sold 3,762,500 Private Placement Warrants, including 112,500 Private Placement Warrants that were issued pursuant to the partial exercise of the Over-Allotment Option, at $1.00 per Private Placement Warrant, generating gross proceeds of $3,762,500 in the Private Placement. Each Private Placement Warrant is exercisable to purchase one Class A Ordinary Share at $11.50 per share. A portion of the net proceeds from the Private Placement was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 30, 2021, the Company issued 2,156,250 of its Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”) to the Sponsor (the “Founder Shares”) for $25,000 at a par value of $0.0001, which included an aggregate of up to 281,250 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the underwriters (see Note 6). The Sponsor had paid $25,000 in exchange for the Founder Shares through a related party before December 31, 2021.

Since the Over-Allotment Option was partially exercised in respect of 375,000 Option Units and, as agreed with the Company, the underwriters waived their right to further exercise the Over-Allotment Option, a total of 93,750 of the Founder Shares were no longer subject to forfeiture on May 2, 2022, and 187,500 of the Founder Shares were forfeited, resulting in an aggregate of 1,968,750 Founder Shares issued and outstanding.

On April 22, 2022, the Sponsor entered into a series of securities transfer agreements, pursuant to which a total of 151,875 Founder Shares were transferred to certain directors and officers of the Company. Of these, 71,875 shares became fully vested upon the consummation of the Company’s IPO in May 2022. The remaining 80,000 shares will vest upon completion of the Company’s initial Business Combination.

On March 31, 2023, the Sponsor elected to convert 1,968,749 Class B Ordinary Shares to Class A Ordinary Shares, on a one-for-one basis (the “Founder Share Conversion”). The Class A Ordinary Shares issued in the Founder Share Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Founder Share Conversion, including among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the IPO Registration Statement.

On May 20, 2024, the Sponsor entered into a series of securities transfer agreements pursuant to which 60,300 Founder Shares were transferred to certain directors and officers of the Company. The vesting of these shares is contingent solely upon the successful completion of the Company’s initial Business Combination.

CLIMATEROCK

NOTES TO FINANCIAL STATEMENTS

Following the Founder Share Conversion and the Extension Redemptions, and as of December 31, 2024, there were 2,535,305 Class A Ordinary Shares and one Class B Ordinary Share issued and outstanding and the Sponsor holds approximately 77.65% of the issued and outstanding Ordinary Shares.

Loans with Related Party

The Company agreed to borrow up to $500,000 from Eternal B.V., an affiliate of the Company through common ownership (“Eternal”), to be used for the payment of costs related to the Initial Public Offering (the “First Eternal Loan”). Eternal loaned us $63,073 under the First Eternal Loan. Pursuant to the loan agreement and its subsequent amendments, the First Eternal Loan was non-interest bearing, unsecured and due on the closing of the Initial Public Offering. The First Eternal Loan was fully repaid on June 2, 2022.

On September 21, 2022, the Company entered into a loan agreement with Eternal in the principal amount of up to $180,000, on an unsecured basis and bearing no interest (the “Second Eternal Loan”). The Second Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date was June 30, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Second Eternal Loan Amendment. As of December 31, 2024 and December 31, 2023, the outstanding balance of the Second Eternal Loan was $170,603 and no interest was accrued.

Additionally, on November 12, 2022, the Company entered into a loan agreement with Eternal in the principal amount of up to $300,000, on an unsecured basis and bearing no interest (the “Third Eternal Loan”). The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023. The maturity date was June 30, 2025 or, if earlier, the date of the consummation of the initial Business Combination, as amended by the Third Eternal Loan Amendment. As of December 31, 2024 and December 31, 2023, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, the Company entered into a loan agreement with Eternal in the principal amount of up to $50,000, on an unsecured basis and bearing no interest (the “Fourth Eternal Loan”). The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date was the earlier of June 30, 2025 or the date of the consummation of the initial Business Combination, as amended by the Fourth Eternal Loan Amendment. As of December 31, 2024 and December 31, 2023, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

On April 12, 2023, the Company entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest (the “Fifth Eternal Loan”). The Fifth Eternal Loan was available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023,$125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date was June 30, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Fifth Eternal Loan Amendment. As of December 31, 2024 and December 31, 2023, the Company borrowed an additional $0 and $153,619, respectively, beyond the initial terms of the Fifth Eternal Loan. As of December 31, 2024 and December 31, 2023, the outstanding balance of the Fifth Eternal Loan was $500,000 and $653,619, respectively, and no interest was accrued.

On November 1, 2023, the Company entered into a loan agreement with Eternal in the principal amount of up to $335,000 on an unsecured basis and bearing no interest (the “Sixth Eternal Loan”). The Sixth Eternal Loan was available to be drawn down from November 1, 2023. The maturity date was June 30, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Sixth Eternal Loan Amendment. In the event the Company not repay the Sixth Eternal Loan within 10 days of the consummation of the initial Business Combination, the Company will pay an interest of five percent (5%) per month to Eternal until the date of repayment of the Sixth Eternal Loan. As of December 31, 2024 and December 31, 2023, the Company borrowed an additional $0 and $22,302, respectively, beyond the initial terms of the Sixth Eternal Loan. As of December 31, 2024, and December 31, 2023, the outstanding balance of the Sixth Eternal Loan was $335,000 and $357,302, respectively, and no interest was accrued.

On November 1, 2023, the Company and Eternal agreed to the Eternal Loan Amendment requiring that in the event that Company does not repay each of the Second Eternal Loan, Third Eternal Loan, Fourth Eternal Loan, and Fifth Eternal Loan within 10 days of the consummation of the initial Business Combination, the Company will pay an interest of five percent (5%) per month to Eternal until the date of repayment of each such loan.

On November 1, 2024, the Company agreed to a loan with Gluon to advance the sum of $20,000 to external service providers on behalf of the Company to assist the Company with short term cash demands. The Company agrees to repay the principal amount of $20,000, plus $1 interest, on or before February 28, 2025. The repayment deadline was subsequently extended to August 31, 2025. As of December 31, 2024, the balance was $0.

CLIMATEROCK

NOTES TO FINANCIAL STATEMENTS

On August 5, 2024, the Company entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $1,500,000, on an unsecured basis and bearing no interest (the “Seventh Eternal Loan”). The Seventh Eternal Loan is available for drawdown in unlimited number of installments in the period from August 3, 2024 to June 30, 2025. The final repayment date is June 30, 2025 or, if earlier, the date of the consummation of the initial Business Combination. As of December 31, 2024, the Company borrowed an additional $218,460 beyond the initial terms of the Seventh Eternal Loan. As of December 31, 2024, the outstanding balance of the Seventh Eternal Loan was $1,718,460, and no interest was accrued.

Eternal is controlled by Charles Ratelband V, the Company’s Executive Chairman of the Board. Each member of the Board has been informed of Mr. Ratelband’s material interest in the loan agreements, and upon the approval and recommendation of the audit committee of the Board, the Board has determined that the above loans with Eternal are fair and in the best interests of us and has voted to approve such loans.

Convertible Promissory Notes

In connection with the 2023 Extension, on May 2, 2023, the Company issued a convertible promissory note in the aggregate principal amount of $900,000 to the Sponsor, which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in the 2023 Redemptions. The Sponsor agreed to pay $75,000 per month until the completion of an initial Business Combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by the Board in its sole discretion). The 2023 Extension Note (as defined below) bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the Company’s liquidation. On November 3, 2023, the Company issued an amended and restated promissory note to such promissory note (as amended and restated, the “2023 Extension Note”). Per the 2023 Extension Note, if the Company does not repay the 2023 Extension Note within five days of the maturity date, five percent (5%) interest per month will accrue on the unpaid principal balance until the 2023 Extension Note is fully repaid. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants (the “Conversion Warrants”) at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants. The Company has determined that the fair value of the 2023 Extension Note is par value. As of December 31, 2024 and December 31, 2023, the outstanding balance of the 2023 Extension Note was $900,000 and $600,000, respectively, and no interest was accrued.

On April 30, 2024, the Company issued a convertible promissory note in the aggregate principal amount of $600,000 to the Sponsor (the “2024 Extension Note”), which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in the 2024 Redemptions. The Sponsor agreed to pay $50,000 per month that is needed to complete an initial Business Combination, commencing on May 2, 2024 and continuing through May 2, 2025 (or such earlier date as determined by the Board in its sole discretion). The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the Company’s liquidation. At any time prior to the payment in full of the principal balance of the 2024 Extension Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants. The Company has determined that the fair value of the 2024 Extension Note is par value. As of December 31, 2024, the outstanding balance of the 2024 Extension Note was $400,000, and no interest was accrued.

Administrative Service Fee

The Company entered into an administrative services agreement with the Sponsor on April 27, 2022 whereby the Sponsor was to perform certain services for the Company for a monthly fee of $10,000 (as assigned, the “Administrative Services Agreement”). On May 2, 2022, the Sponsor entered into an assignment agreement with Gluon Group, an affiliate of the Company (“Gluon”), to provide the services detailed in the Administrative Service Agreement. Per Regnarsson, our Chief Executive Officer and a director, is the Managing Partner of Gluon Partners, LLP (“Gluon”). As of December 31, 2024 and December 31, 2023, $39,187 and $39,187 has been paid to Gluon Group for such services and an additional $304,941 and $184,941, respectively, has been accrued.

Advisory Services

On September 21, 2022, the entered into a letter agreement with Gluon (the “Gluon Letter Agreement” ) to pay a fee upon completion of one or more successful transactions (the “Gluon Transaction Success Fee”). The Company will pay Gluon $500,000 upon completion of one or more transactions with an aggregate purchase price of less than $400,000,000; and, an additional $500,000 upon completion of one or more transactions with an aggregate purchase price of more than $400,000,000. This means the total remuneration for transactions with a purchase price more than $400,000,001 would be $1,000,000. The transaction purchase price will correspond to the price paid to the sellers of the applicable target, including cash, debt, and equity funded payments. Each Gluon Transaction Success Fee will be payable upon consummation of the applicable transaction, regardless of (i) the calendar for the payment of the purchase price, (ii) how the purchase price is funded, (iii) any deferred payment subsequent to consummation of the transaction, or (iv) any adjustments to the price of the transaction subsequent to consummation. Following payment of the Gluon Transaction Success Fee, any accrued fees payable to the Gluon Group by the Company will be waived.

CLIMATEROCK

NOTES TO FINANCIAL STATEMENTS

On October 5, 2022, the Company agreed with Gluon to lower the Gluon Transaction Success Fee to a total payment of $250,000 upon successful completion of one of more transactions with an aggregate purchase price equal or more than $400,000,000.

In addition, the Gluon Letter Agreement was amended to entitle Gluon, with respect to any financing undertaken by the Company introduced by Gluon during the term of the Gluon Letter Agreement, to the following fees: (i) for a financing involving an issuance of our senior, subordinated and/or mezzanine debt securities, a cash fee payable at any closing equal to two percent (2.0%) of the gross proceeds received by the Company at such closing; (ii) for a financing involving equity, equity-linked or convertible securities, a cash fee payable at each closing equal to five percent (5.0%) of the gross proceeds received by the Company at such closing.

In addition to the Gluon Transaction Success Fee, the Company agreed to pay Gluon Group for any reasonable and documented out-of-pocket expenses incurred in connection with providing the services for the transactions. In the event of a successful initial Business Combination, Gluon also agreed to waive any accrued fees we owed.

Per Regnarsson, the Chief Executive Officer and a director of the Company, is the Managing Partner of Gluon. Each member of the Boards has been informed of Mr. Regnarsson’s material interest in the Gluon Letter Agreement, and upon the approval and recommendation of the audit committee of the Board, the Board determined that the Gluon Letter Agreement is fair and in the best interests of the Company and voted to approve the Gluon Letter Agreement.

Business Combination Agreement

On December 30, 2023, ClimateRock entered into the GreenRock Business Combination Agreement (as defined in Noted 6) with GreenRock (as defined in Note 6), a related party through shared management (see Note 6).

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement, dated April 27, 2022, the holders of the Founder Shares and the Private Placement Warrants (and their underlying securities) are entitled to registration rights. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any registration statements pursuant to such registration rights agreement.

Underwriting Agreement

On October 21, 2021, the Company engaged Maxim Group LLC (“Maxim”) as the representative of the underwriters of the Initial Public Offering. The Company granted the underwriters a 45-day option until June 11, 2022 to purchase up to 1,125,000 Option Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On May 2, 2022, the underwriters partially exercised the Over-Allotment Option in respect of 375,000 Option Units and, as agreed with the Company, the underwriters waived their right to further exercise the option on May 5, 2022.

The underwriters were entitled to an underwriting discount of $0.45 per unit, or $3,543,750 in the aggregate, of which $0.15 per Unit, or $1,181,250 was paid upon the closing of the Initial Public Offering. Of the $0.45 discount, the underwriters were entitled to a deferred underwriting commission of $0.30 per Unit, or $2,362,500 in the aggregate (the “Deferred Fee”). The Deferred Fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement, dated April 22, 2024 the Company entered into with Maxim in connection with the Initial Public Offering (the “Underwriting Agreement”).

CLIMATEROCK

NOTES TO FINANCIAL STATEMENTS

In addition to the underwriting discount, the Company agreed to pay or reimburse the underwriters for travel, lodging and other “road show” expenses, expenses of the underwriters’ legal counsel and certain diligence and other fees, including the preparation, binding and delivery of bound volumes in form and style reasonably satisfactory to the representative, transaction Lucite cubes or similar commemorative items in a style as reasonably requested by the representative, and reimbursement for background checks on the Company’s directors, director nominees and executive officers, which such fees and expenses are capped at an aggregate of $125,000 (less amounts previously paid). The $125,000 was paid out of the proceeds of the Initial Public Offering on May 2, 2022.

Representative Shares

The Company issued to Maxim and/or its designees, 118,125 Class A Ordinary Shares upon the consummation of the Initial Public Offering (the “Representative Shares”). The Company accounted for the Representative Shares as an offering cost associated with the Initial Public Offering, with a corresponding credit to shareholder’s equity. The Company estimated the fair value of Representative Shares to be $946,181. Maxim has agreed not to transfer, assign, or sell any of the Representative Shares until the completion of the Business Combination. In addition, Maxim has agreed: (i) to waive its redemption rights with respect to the Representative Shares in connection with the completion of the Business Combination; and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to the Representative Shares if the Company fails to complete its Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by the Financial Industry Regulatory Authority (“FINRA”) and were therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the IPO Registration Statement pursuant to Rule 5110(e)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(e)(1), the Representative Shares could not be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following April 27, 2022, nor could they be sold, transferred, assigned, pledged, or hypothecated for a period of 180 days immediately following April 27, 2022 except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners.

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

Transaction Expenses

On May 31, 2022, the Company entered into an agreement (the “EGS Agreement”) with Ellenoff, Grossman & Schole LLP (“EGS”) to (x) act as U.S. securities council to us in connection with pending acquisition targets for the Company to acquire consistent with its Initial Public Offering and (y) assist in U.S. securities work related to the initial Business Combination. The fee structure for this agreement is as follows: (i) an upfront retainer of $37,500, (ii) billing on an hourly basis for time, (iii) each month fifty percent (50%) of the amount billed shall be due and owing, (iv) the remaining fifty percent (50%) not paid, on a monthly basis, will be deferred until the closing of the initial Business Combination and will be paid with a twenty percent (20%) premium. As of December 31, 2024, and December 31, 2023, the total outstanding billed amount for services provided by EGS is $932,285 and 892,784 of which $466,143 and $446,392 (50% of the outstanding balance), respectively, is considered outstanding per the terms of the EGS Agreement and is included in accrued liabilities on the accompanying audited consolidated balance sheets. As the initial Business Combination cannot be deemed probable as of December 31, 2024 and December 31, 2023, respectively, and payment of the deferred portion of the outstanding balance is contingent upon a successful initial Business Combination, no amount was accrued for the deferred portion of the outstanding amount or the premium.

On August 17, 2022, the Company entered into an agreement (as amended, the “Maxim Letter Agreement”) with Maxim to pay a fee (the “Maxim Success Fee”) upon completion of one or more successful transactions. On October 3, 2022, the Company amended the Maxim Letter Agreement to state that the Company will pay to Maxim, upon closing of such successful transaction(s), a fee based upon the amount of cash we have in the Trust Account immediately prior to consummation of the transaction and/or contributed to the transaction. If the amount of such cash is less than $50,000,000, Maxim’s fee will be equal to $200,000 in cash and an additional $150,000 of common stock of the post-transaction company (the “New Common Stock”). If the amount of such cash is equal to or greater than $40 million, the Maxim Success Fee will be $500,000 cash. If the amount of such cash is equal to or greater than $75 million, the Maxim Success Fee will be $500,000 cash and an additional $500,000 payable in either cash or New Common Stock, at the Company’s option. The New Common Stock will be issued to Maxim Partners LLC, will be valued at the same price per share/exchange ratio as in the definitive transaction documentation, and it will have unlimited piggyback registration rights. The Maxim Success Fee will be paid upon the consummation of the transaction.

CLIMATEROCK

NOTES TO FINANCIAL STATEMENTS

On July 11, 2022, the Company entered into a letter agreement with ALANTRA Corporate Finance, S.A.U. (“ALANTRA”) and U.N. SDG Support Holdings LLC (“Sponsor Entity”), under which we engaged ALANTRA to act as the Company’s financial advisor for the design, negotiation, and execution of potential Business Combinations between us and one or more energy transition companies. On October 3, 2022, the Company amended such letter agreement (the “ALANTRA Letter Agreement”).

Under the ALANTRA Letter Agreement, the Company agreed to pay ALANTRA a retainer of $15,000 at the signing of the ALANTRA Letter Agreement plus a retainer fee of $20,000 per month that is due and payable on the last day of each month for a maximum period of five months. Should the aggregated value of the transaction be above $400,000,000, the retainer fee will increase up to $40,000 per month with the same maximum five-month period for the payment of any retainer fee.

If a transaction that is introduced by ALANTRA or by another institution to which no fees are due by the Company (e.g. an institution acting on behalf of a target) is completed the following remuneration will be due to ALANTRA as a remuneration for its services (“ALANTRA Success Fee”).

●	$1,600,000 payable by us; and

●	$1,600,000 payable by or on behalf of the Sponsor Entity

If a transaction is completed in North America, Asia, or Africa that is not introduced by ALANTRA and such transaction requires an introductory, advisory, or similar fee due by the Company, the Company shall pay ALANTRA an ALANTRA Success Fee in the form of:

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

On January 4, 2024, the Company entered into an agreement (the “MZHCI Agreement”) with MZHCI, LLC (“MZHCI”), pursuant to which MZHCI acts as consultant and adviser, to counsel, and inform its designated officers and employees as it relates to pre & post IPO, Business Combination readiness assessment, post transaction close preparation advisory, overall capital markets climate related to global macroeconomic conditions, world-leading exchanges, its competitors, related Business Combinations in the relevant market segments, and other aspects of/or concerning our business about which MZHCI has knowledge or expertise. The MZHCI Agreement became effective upon execution and was active for a period of six months, with automatic renewals every six months thereafter. Prior to the Business Combination, the Company pays MZHCI $12,000 per month and subsequent to the Business Combination, the Company shall pay MZHCI $15,000 per month. At the successful close of the initial Business Combination, the Company will issue MZHCI $120,000 worth of its restricted securities, valued at the closing price on the first day of trading after the successful close of the initial Business Combination.

Business Combination Agreement

EEW

On October 6, 2022, the Company entered into a Business Combination Agreement with Pubco, SPAC Merger Sub, and E.E.W. Eco Energy World PLC, a company formed under the laws of England and Wales (“EEW”). On August 3, 2023, the Company entered into an Amended and Restated Business Combination Agreement (as amended and restated, the “Original Business Combination Agreement”) with Pubco, SPAC Merger Sub and EEW.

On November 29, 2023, the Company notified EEW that we had elected to terminate the Original Business Combination Agreement effective immediately, pursuant to Section 9.1(b) and 9.2 thereof, since the conditions to the closing of such Business Combination were not satisfied or waived by the outside date of September 30, 2023. As a result, the Original Business Combination Agreement is of no further force and effect, except for certain specified provisions in the Original Business Combination Agreement, which survive its termination and remain in full force and effect in accordance with their respective terms.

CLIMATEROCK

NOTES TO FINANCIAL STATEMENTS

GreenRock

On December 30, 2023, the Company entered into an Agreement and Plan of Merger (the “GreenRock Business Combination Agreement”) with Pubco, SPAC Merger Sub, GreenRock Merger Sub Corp. (“Company Merger Sub”) and GreenRock Corp., a Cayman Islands exempted company (“GreenRock”). Pursuant to the GreenRock Business Combination Agreement, (a) Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity, as a result of which, (i) the Company shall become a wholly-owned subsidiary of Pubco, and (ii) each of the Company’s issued and outstanding securities immediately prior to the Effective Time (as defined in the GreenRock Business Combination) shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holder thereof to receive a substantially equivalent security of Pubco, and (b)(i) Pubco will make an offer to acquire each issued and outstanding GreenRock ordinary share in exchange for ordinary shares of Pubco (“Pubco Ordinary Shares”) and (ii) Pubco shall also offer each holder of GreenRock’s outstanding vested options replacement options to purchase Pubco Ordinary Shares, all upon the terms and subject to the conditions set forth in the GreenRock Business Combination Agreement and in accordance with the applicable provisions of the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time (the “Companies Act”).

On November 6, 2024, the Company, GreenRock, Pubco, SPAC Merger Sub, and Company Merger Sub entered into that certain Amendment to the GreenRock Business Combination Agreement, pursuant to which the GreenRock Business Combination Agreement was amended to, among other things: (i) remove the $15,000,000 minimum cash closing condition; (ii) extend the outside date under the GreenRock Business Combination Agreement from March 31, 2024 to May 2, 2025; (iii) reduce the escrow share portion of the consideration from 16,885,000 Pubco Ordinary Shares to 4,000,000 Pubco Ordinary Shares and as a result reduce the overall merger consideration payable to the GreenRock shareholders from 44,658,000 Pubco Ordinary Shares to 32,000,000 Pubco Ordinary Shares; (iv) revise the escrow share release provisions to provide for the full release of the escrowed shares to the GreenRock shareholders in the event that the adjusted EBITDA for GreenRock for fiscal year 2025 equals or exceeds $25,000,000 (otherwise the escrowed shares will be forfeited); and (v) add a covenant for GreenRock to complete the acquisition of certain operating subsidiaries prior to the closing of the GreenRock Business Combination.

NOTE 7. SHAREHOLDER’S EQUITY

Class A Ordinary Shares

The Company is authorized to issue 479,000,000 Class A Ordinary Shares with a par value of  $0.0001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each Class A Ordinary Share held. As of December 31, 2024 and December 31, 2023, there were 2,086,874 and 2,086,874 Class A Ordinary Shares issued and outstanding, respectively.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B Ordinary Shares with a par value of  $0.0001 per share. Holders of the Class B Ordinary Shares are entitled to one vote for each share. As of December 31, 2024 and December 31, 2023, there were one and one Class B Ordinary Shares outstanding, respectively.

Preference Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. As of December 31, 2024 and December 31, 2023, there were no preferred shares outstanding.

Warrants

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants will be subject to certain restrictions on transfer and entitled to registration rights. The Warrants may only be exercised for a whole number of Class A Ordinary Share.

CLIMATEROCK

NOTES TO FINANCIAL STATEMENTS

The Private Placement Warrants (including Class A Ordinary Share issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable, or salable until 30 days after the completion of the initial Business Combination. Following such period, the Private Placement Warrants (including the Class A Ordinary Share issuable upon exercise of the Private Placement Warrants) will be transferable, assignable, or salable, except that the Private Placement Warrants will not trade. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade.

The Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Share issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A Ordinary Share issuable upon exercise of the Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the warrant agreement, dated April 27, 2022 the Company entered into with Continental Stock Transfer & Trust Company (“Continental”), as Warrant agent (the “Warrant Agreement”). If a registration statement covering the Ordinary Shares issuable upon exercise of the Warrants is not effective by the ninetieth (90th) day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company may call the Warrants for redemption, once they become exercisable:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last reported last sale price of the Ordinary Shares equals or exceeds $18.00 per Ordinary Share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

If: (i) the Company issues additional Ordinary Shares or securities convertible into or exercisable or exchangeable for Ordinary Shares for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per Ordinary Share, with such issue price or effective issue price to be determined in good faith by the Board (and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by such holder or affiliates, as applicable, prior to such issuance) (the “New Issuance Price”); (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation thereof (net of redemptions); and (iii) the volume weighted average trading price of the Ordinary Shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the Warrant price shall be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the New Issuance Price and the redemption trigger price ($18.00) shall be adjusted to equal to 180% of the greater of the Market Value and the Newly Issued Price.

CLIMATEROCK

NOTES TO FINANCIAL STATEMENTS

The Company accounts for the Public Warrants and the Private Placement Warrants as equity instruments, so long as the Company continues to meet the accounting requirements for equity instruments

Rights

Each holder of a Right will automatically receive one-tenth (1/10) of one Ordinary Share upon consummation of a Business Combination, except in cases where the Company is not the surviving company in a Business Combination, and even if the holder of such Right redeemed all Ordinary Shares held by it in connection with a Business Combination. No additional consideration will be required to be paid by a holder of a Right in order to receive its additional Ordinary Shares upon consummation of a Business Combination, as the consideration related thereto has been included in the Unit purchase price paid for by shareholders in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Rights to receive the same per share consideration the holders of Ordinary Shares will receive in the transaction on an as-exchanged for Ordinary Shares basis, and each holder of a Right will be required to affirmatively exchange its Rights in order to receive the 1/10 share underlying each Right (without paying any additional consideration) upon consummation of a Business Combination. More specifically, the Rights holder will be required to indicate its election to exchange the Right for the underlying shares within a fixed period of time after which period the Rights will expire worthless.

Pursuant to the Rights agreement, a Rights holder may exchange Rights only for a whole number of Ordinary Shares. This means that the Company will not issue fractional Ordinary Shares in connection with an exchange of Rights and Rights may be exchanged only in multiples of ten Rights (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like). Fractional Ordinary Shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Companies Act.

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any such funds with respect to their Rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Rights. Further, there are no contractual penalties for failure to deliver securities to holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the Rights. Accordingly, the Rights may expire worthless.

NOTE 8. SEGMENT REPORTING

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one reportable segment.

The CODM assess performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the consolidated statements of operations as net income or loss. The measure of segment assets is reported on the accompanying audited consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	Year ended December 31, 2024	Year ended December 31, 2023
Formation and operating costs	$1,715,282	$1,528,302
Dividend income on Trust Account	1,445,114	2,134,446

CLIMATEROCK

NOTES TO FINANCIAL STATEMENTS

The CODM reviews interest earned on the Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated April 27, 2022, by and between the Company and Continental. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the accompanying audited consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the accompanying audited consolidated statements of operations and described within their respective disclosures.

NOTE 9. SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the consolidated balance sheet date, but before the consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2024, up through the date the Company issued the accompanying audited consolidated financial statements. Management did not identify any other subsequent events, that would have required adjustment or disclosure in the accompanying audited consolidated financial statements, except as follows:

On January 6, 2025, the Nasdaq Panel granted the Company’s request for an exception to the Public Holders Requirement until April 7, 2025, at which time the Company must demonstrate compliance with the Public Holders Requirement. On April 2, 2025, we notified the Nasdaq Panel that we would not be able to close our initial Business Combination by the Nasdaq Panel’s April 7, 2025 deadline.

On April 8, 2025, the Company received written notice from the Nasdaq Panel indicating that the Nasdaq Panel had determined to delist its securities from Nasdaq and that trading in its securities would be suspended at the open of trading on April 10, 2025, due to the Company’s failure to comply with the terms of the Nasdaq Panel’s earlier decision. Pursuant to such decision, among other things, the Company was required to complete its initial Business Combination by no later than April 7, 2025. Accordingly, the Nasdaq Panel determined to delist the company’s securities from Nasdaq. The Company’s public securities were suspended from Nasdaq on April 10, 2025; however, as of the date of the Report, the Form 25-NSE has not yet been filed to delist the Company’s securities from Nasdaq.

Following the suspension of trading on Nasdaq, the Units, Public Shares, Public Warrants and Rights are quoted on the Pink tier of the OTC Markets Group Inc. under the symbols “CLRCUF,” “CLRCF,” “CLRCWF,” and “CLRCRF”, respectively.

On March 26, 2025, Abhishek Bawa notified the Board of his resignation as Chief Financial Officer of the Company, effective on March 26, 2025.

On April 13, 2025, Michael Geary was appointed to serve as Interim Chief Financial Officer of the Company, effective as of April 10, 2025.

On April 17, 2025, the Company filed a definitive proxy statement in connection with an upcoming extraordinary general meeting of its shareholders to, among other things, seek (i) an extension of the Combination Period from May 2, 2025 to November 2, 2025 and (ii) to eliminate from the Amended and Restated Articles the limitation that the Company may not redeem Public Shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) of less than $5,000,001.

On May 30, 2025, the Company and Gluon agreed to extend the repayment date for the loan to August 31, 2025. As of June 24, 2025, the Company borrowed an additional $358,396   beyond the initial terms of the Seventh Eternal Loan. As of June 24, 2025, the outstanding balance of the Seventh Eternal Loan was $1,788,428.

On April 30 and May 1, 2025, the Company held an extraordinary general meeting of shareholders (the “Meeting”) and approved, among other things, an amendment to the Company’s amended and restated articles of association to (i) extend the date by which the Company must consummate a business combination from May 2, 2025 to November 2, 2025 (or such earlier date as determined by the Company’s board of directors in its sole discretion) (the “Extension Amendment”) and (ii) permit the Company’s board of directors, in its sole discretion, to elect to wind up the Company’s operations on, or on an earlier date than, November 2, 2025. In connection with the Meeting, shareholders holding 2,016,792 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $24.67 million (approximately $12.23 per share) was removed from the Company’s trust account to pay such holders.

EXHIBIT INDEX

Exhibit No.	Description
1	Underwriting Agreement, dated April 27, 2022, by and between the Company and Maxim. (4)
2.1	Business Combination Agreement, dated as of October 6, 2022, by and among the Company, ClimateRock Holdings Limited, ClimateRock Merger Sub Limited and E.E.W. Eco Energy World Limited (5) +***
2.2	Amended and Restated Business Combination Agreement, dated as of August 3, 2023, by and among the Company, ClimateRock Holdings Limited, ClimateRock Merger Sub Limited and E.E.W. Eco Energy World Limited. (9)
2.3	Agreement and Plan of Merger, dated as of December 30, 2023, by and among the Company, Pubco, SPAC Marger Sub, Company Merger Sub Corp., and GreenRock (8) +***
2.4	Amendment to Agreement and Plan of Merger, dated as of November 6, 2024, by and among the Company, Pubco, SPAC Marger Sub, Company Merger Sub Corp., and GreenRock. (18)
2.5	Amended and Restated Agreement and Plan of Merger, dated as of March 21, 2025, by and among the Company, Pubco, SPAC Marger Sub, Company Merger Sub Corp., and GreenRock. (19)
3.1	Amended and Restated Memorandum and Articles of Association. (4)
3.2	Amendment to the Amended and Restated Memorandum and Articles of Association. (11)
3.3	Amendment to the Amended and Restated Memorandum and Articles of Association. (15)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Ordinary Shares Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Specimen Rights Certificate. (2)
4.5	Warrant Agreement, dated April 27, 2022, by and between the Company and Continental, as warrant agent. (4)
4.6	Rights Agreement, dated April 27, 2022, by and between the Company and Continental, as rights agent. (4)
4.7	Description of Registered Securities. (13)
10.1	Promissory Note, dated December 24, 2021, by the Company to Charles Ratelband V. (1)
10.2	Subscription Agreement, dated December 24, 2021, between the Company and the Sponsor. (1)
10.3	Form of Indemnity Agreement. (1)
10.4	Loan Agreement, dated October 1, 2021 by and between the Company and Eternal. (3)
10.5	Amendment to Loan Agreement, dated March 31, 2022, by and between the Company and Eternal. (3)
10.6	Second Amendment to Loan Agreement, dated April 14, 2022, by and between the Company and Eternal. (3)
10.7	Letter Agreement, dated April 27, 2022, by and among the Company, its officers and directors, and our Sponsor. (4)
10.8	Investment Management Trust Agreement, dated April 27, 2022, by and between the Company and Continental, as trustee. (4)
10.9	Registration Rights Agreement, dated April 27, 2022, by and among the Company and certain security holders. (4)
10.10	Sponsor Warrant Purchase Agreement, dated April 27, 2022, by and between the Company and the Sponsor. (4)
10.11	Administrative Support Agreement, dated April 27, 2022, by and between the Company and the Sponsor. (4)
10.12	Advisory Services Letter Agreement, dated as of July 11, 2022, by and between the Company, ALANTRA Corporate Finance, S.A.U. and our Sponsor, as amended. (7)
10.13	Amendment to the Advisory Services Letter Agreement, dated as of July 11, 2022, by and between the Company, ALANTRA Corporate Finance, S.A.U. and our Sponsor, as amended. (7)
10.14	Engagement Letter, dated as of August 17, 2022, by and between the Company and Maxim, as amended. (7)
10.15	First Amendment to the Engagement Letter, dated September 20, 2022, by and between the Company and Maxim Group LLC. (7)
10.16	Second Amendment to the Engagement Letter, dated October 3, 2022, by and between the Company and Maxim. (7)
10.17	Third Amendment to the Engagement Letter, dated October 4, 2022, by and between the Company and Maxim. (7)
10.18	Loan Agreement, dated as of September 21, 2022, by and between the Company and Eternal. (6)
10.19	Letter Agreement, dated as of September 21, 2022, by and between the Company and Gluon Partners. (6)
10.20	First Amendment to the Letter Agreement, dated October 5, 2022, by and between the Company and Gluon Partners. (6)
10.21	Holder Support Agreement, dated October 6, 2022 between and among the Company, EEW and our Sponsor. (5)+

Exhibit No.	Description
10.22	Shareholder Commitment for Annette Kumlin, dated October 6, 2022. (5)+
10.23	Shareholder Commitment for Svante Kumlin, dated October 6, 2022. (5)+
10.24	Form of New Registration Rights Agreement. (5)
10.25	Loan Agreement, dated as of January 29, 2023, by and between the Company and Eternal. (13)
10.26	Form of Voting and Support Agreement, dated as of December 30, 2023, by and among the Company, GreenRock, and the GreenRock Shareholders party thereto (8)
10.27	Sponsor Support Agreement, dated as of December 30, 2023, by and among the Company, GreenRock and the Sponsor. (8)
10.28	Loan Agreement, dated as of November 1, 2023, by and between ClimateRock and Eternal. (10)
10.29	Amended and Restated Promissory Note issued to the Sponsor, dated November 3, 2023. (10)
10.30	Loan Agreement, dated as of November 1, 2023, by and between the Company and Eternal BV. (10)
10.31	Promissory Note, dated as of May 2, 2023, by and between the Company and the Sponsor. (11)
10.32	Loan Agreement, dated as of April 12, 2023, by and between the Company and Eternal. (12)
10.33	Promissory Note, dated as of April 30, 2024, by and between the Company and the Sponsor. (15)
10.34	Consulting Agreement, dated as of January 4, 2024, by and between the Company and MZHCI, LLC. (16)
10.35	Loan Agreement, dated August 5, 2024, by and between the Company and Eternal. (17)
10.36	Amendment to Loan Agreement, dated August 5, 2024, by and between the Company and Eternal. (17)
10.37	Amendment to Loan Agreement, dated August 6, 2024, by and between the Company and Eternal. (17)
10.38	Amendment to Loan Agreement, dated August 6, 2024, by and between the Company and Eternal. (17)
10.39	Amendment to Loan Agreement, dated August 6, 2024, by and between the Company and Eternal. (17)
10.40*	Promissory Note, dated June 20, 2025, by the Company to U.N. SDG Support LLC.
14	Code of Ethics. (1)
19	Insider Trading Policies and Procedures, adopted April 27, 2022. (14)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Policy Related to Recovery of Erroneously Awarded Compensation, adopted October 2, 2023. (14)
99.1	Amended Audit Committee Charter. (14)
99.2	Amended a Compensation Committee Charter. (14)
99.3	Nominating and Corporate Governance Committee Charter. (1)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith

***	The exhibits to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of all omitted information to the SEC upon its request.

+	Portions of the exhibit, including certain private and confidential information has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Registrant hereby agrees to furnish a copy of any omitted portion to the SEC upon request

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-263542), filed with the SEC on March 14, 2022.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-263542), filed with the SEC on April 6, 2022.

(3)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A (File No. 333-263542), filed with the SEC on April 15, 2022.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2022.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2022.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 filed with the SEC on November 9, 2022.

(7)	Incorporated by reference to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2022 filed with the SEC on December 21, 2022.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2024.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2023.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 filed with the SEC on November 14, 2023.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2023.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, filed with the SEC on May 8, 2023.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 17, 2023.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 18, 2024.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2024.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, filed with the SEC on May 15, 2024.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 9, 2024.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 7, 2024.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 25, 2025	CLIMATEROCK

	By:	/s/ Per Regnarsson
	Name:	Per Regnarsson
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Per Regnarsson	Chief Executive Officer and Director	June 25, 2025
Per Regnarsson	(Principal Executive Officer)

/s/ Michael Geary	Chief Financial Officer	June 25, 2025
Michael Geary	(Principal Financial and Accounting Officer)

/s/ Charles Ratelband V	Director and Executive Chairman	June 25, 2025
Charles Ratelband V

/s/ Niels Brix	Independent Director	June 25, 2025
Niels Brix

/s/ Sean Kidney	Independent Director	June 25, 2025
Sean Kidney

/s/ Dariusz Sliwinski	Independent Director	June 25, 2025
Dariusz Sliwinski