Form 10-Q
period 2025-03-31
ClimateRock
filed 2025-07-01
CIK 1903392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of June 30, 2025, there were 2,535,305 Class A ordinary shares, par value $0.0001 per share, and one Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

CLIMATEROCK
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025
TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CLIMATEROCK
CONSOLIDATED BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024
ASSETS
Current assets
Cash	$4,480	$14,384
Total current assets	4,480	14,384

Non-current assets
Cash and cash equivalents held in Trust Account	29,788,972	29,381,085
Total non-current assets	29,788,972	29,381,085
TOTAL ASSETS	$29,793,452	$29,395,469

LIABILITIES, COMMITMENTS AND CONTINGENCIES, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities	$1,477,999	$1,088,977
Administrative service fee payable - related party	328,941	304,941
Loan payable - related parties	3,094,063	3,074,064
Convertible promissory note payable - related party	1,450,000	1,300,000
Total current liabilities	6,351,003	5,767,982

Non-current liabilities
Deferred underwriting commission payable	2,362,500	2,362,500
Total non-current liabilities	2,362,500	2,362,500
TOTAL LIABILITIES	$8,713,503	$8,130,482

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares, $0.0001 par value, subject to possible redemption 2,465,223 shares at redemption value of $12.10 and $11.92 per share, including dividends earned on Trust Account, at March 31, 2025 and December 31, 2024, respectively	29,838,972	29,381,085
Total commitments and contingencies	29,838,972	29,381,085

SHAREHOLDERS’ DEFICIT
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 2,086,874 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively (excluding 2,465,223 shares subject to possible redemption as of March 31, 2025 and December 31, 2024, respectively.)	209	209
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1 share issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	—
Accumulated deficit	(8,759,232)	(8,116,307)
Total shareholders’ deficit	(8,759,023)	(8,116,098)

TOTAL LIABILITIES, COMMITMENTS AND CONTINGENCIES, AND SHAREHOLDERS’ DEFICIT	$29,793,452	$29,395,469

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLIMATEROCK
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Operating expenses
Formation and operating costs	$462,925	$670,161
Administrative service fees - related party	30,000	30,000
Net loss from operations	(492,925)	(700,161)

Other income
Interest income	—	23
Dividend income on Trust Account	307,887	372,627
Total other income	307,887	372,650
Net loss	$(185,038)	$(327,511)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	2,465,223	2,577,138
Non-redeemable ordinary shares, basic and diluted	2,086,875	2,086,875
Basic and diluted income (loss) earnings per share
Redeemable ordinary shares, basic and diluted	$0.04	$0.03
Non-redeemable ordinary shares, basic and diluted	$(0.14)	$(0.20)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLIMATEROCK
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024

	CLASS A ORDINARY SHARES		CLASS B ORDINARY SHARES		PREFERENCE SHARES		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL SHAREHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
Balances - January 1, 2024	2,086,874	$209	1	$—	—	$—	$—	$(5,581,192)	$(5,580,983)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(597,627)	(597,627)

Net loss	—	—	—	—	—	—	—	(327,511)	(327,511)
Balances - March 31, 2024	2,086,874	$209	1	$—	—	$—	$—	$(6,506,330)	$(6,506,121)

Balances - January 1, 2025	2,086,874	$209	1	$—	—	$—	$—	$(8,116,307)	$(8,116,098)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(457,887)	(457,887)
Conversion of 1,968,749 Class B ordinary shares to Class A ordinary shares at par value of $0.0001 per share	—	—	—	—	—	—	—	—	—
Net loss		—	—	—	—	—	—	(185,038)	(185,038)
Balances - March 31, 2025	2,086,874	$209	1	$—	—	$—	$—	$(8,759,232)	$(8,759,023)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLIMATEROCK
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cash flows from operating activities:
Net loss	$(185,038)	$(327,511)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Dividend income received in Trust Account	(307,887)	(372,627)
Changes in operating assets and liabilities:
Accrued liabilities	389,021	161,621
Administrative service fee payable - related party	24,000	30,000
Prepaid expenses	—	(73,875)
Net cash used in operating activities	(79,904)	(582,392)

Cash flows from investing activities:
Cash deposited in Trust Account for monthly extension fees	(100,000)	(225,000)
Net cash used in investing activities	$(100,000)	$(225,000)

Cash flows from financing activities:
Proceed from related party loan	20,000	766,132
Proceed from convertible promissory notes - related party	150,000	300,000
Net cash provided by financing activities	$170,000	$1,066,132

Net (decrease) increase in cash and cash equivalents	(9,904)	258,740
Cash and cash equivalents at beginning of period	14,384	57,290
Cash and cash equivalents at end of period	$4,480	$316,030

Non-cash investing and financial activities:
Remeasurement adjustment on public shares subject to possible redemption	$457,887	$597,627

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

As of March 31, 2025, the Company had not yet commenced operations. All activity through March 31, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and post-offering activities in search for a target to consummate a Business Combination. The Company has selected December 31 as its fiscal year end.

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At March 31, 2025, the Company had $4,480 in cash held outside of the Trust Account. The Company’s management (the “Management”) has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

The Company will provide holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (approximately $12.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6).

The Company initially had until 12 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipated that it may not be able to consummate the initial Business Combination within 12 months, it may extend the period of time to consummate a Business Combination by two additional 3-month periods (for a total of up to 18 months) without submitting proposed extensions to its shareholders for approval or offering its Public Shareholders redemption rights in connection therewith. The Company’s Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, would have been required to deposit into the Trust Account $787,500 ($0.10 per share) on or prior to the date of the applicable deadline for each additional three month period. In connection with the Company’s extraordinary general meeting of shareholders held on April 27, 2023 (the “2023 EGM”), the Company’s amended and restated memorandum and articles of association was amended to remove this requirement. Instead, the Sponsor has agreed to contribute to the Company as a loan of $75,000 for each calendar month (commencing on May 2, 2023 and ending on the 1st day of each subsequent month), or portion thereof, that is needed by the Company to complete an initial Business Combination from May 2, 2023 until May 2, 2024 (or such earlier date as determined by the board of directors in its sole discretion).

On April 27, 2023, the Company held the 2023 EGM and approved, among other things, an amendment to the Company’s amended and restated memorandum and articles of association to (i) extend the date by which the Company would be required to consummate a Business Combination from November 2, 2023 (assuming the Sponsor was to have effected and paid extensions as described in the definitive proxy statement as filed with the Securities and Exchange Commission (the “SEC”) on April 11, 2023) to May 2, 2024 (or such earlier date as determined by the Company’s board of directors in its sole discretion) (the “Extension Amendment”) and (ii) to permit its board of directors, in its sole discretion, to elect to wind up the Company’s operations on, or on an earlier date than May 2, 2024 (including prior to May 2, 2023). In connection with the 2023 EGM, shareholders holding 5,297,862 the Company’s Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $55,265,334 (approximately $10.43 per share) was removed from the Trust Account to pay such holders.

On April 29, 2024, the Company held an extraordinary general meeting in lieu of an annual general meeting of shareholders (the “2024 EGM”) and approved, among other things, an amendment to our amended and restated memorandum and articles of association to (i) extend the date by which we would be required to consummate a Business Combination from May 2, 2024 to May 2, 2025 (or such earlier date as determined by the board of directors in its sole discretion) (“Combination Period”), and (ii) to permit our board of directors, in its sole discretion, to elect to wind up our operations on, or on an earlier date than May 2, 2025. In connection with the 2024 EGM, shareholders holding 111,915 shares of the Company’s Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $1.27 million (approximately $11.37 per share) was removed from the Trust Account to pay such holders.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Nasdaq Listing

On April 10, 2024, the Company received a deficiency letter from the Listing Qualifications Department (the “Nasdaq Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that its Public Shareholders were below the 400 Public Holders minimum requirement for continued inclusion on the Global Market tier of Nasdaq pursuant to Nasdaq Listing Rule 5450(a)(2) (the “Public Holders Requirement”). The notifications received had no immediate effect on the Company’s Nasdaq listing. The Nasdaq rules provide the Company with 45 calendar days to submit a plan to regain compliance and a compliance period of up to 180 calendar days in which to evidence compliance. The Company submitted to Nasdaq a plan to regain compliance on May 28, 2024, and the Nasdaq Staff granted the Company an extension until October 7, 2024 to comply with the Public Holders Requirement.

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

The Company’s securities continue to be listed on the Nasdaq Stock Market as of March 31, 2025. Nasdaq has not yet filed a Form 25 to remove the Company’s securities from listing under Section 12(b) of the Securities Exchange Act of 1934. Until Nasdaq files Form 25 and the 10-calendar-day effectiveness period elapses, the Company remains listed on the Nasdaq exchange.

Changes to the Board

On April 19, 2024, the Company received a notice from Ms. Caroline Harding, an independent director of the Company, of her decision to resign as a member of the Company’s board of directors (the “Board”) and all committees thereof, effective April 26, 2024. Ms. Harding had been an independent director of the Company for approximately two years since April 2022. The resignation of Ms. Harding was for personal reasons and did not result from any dispute with the Company.

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Going concern and management’s plan

As of March 31, 2025, the Company has a cash balance of $4,480 and a working capital deficit of $6,346,523. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the accompanying audited consolidated financial statements. Prior to consummation of a Business Combination, the Company has the ability to secure additional funding from the Sponsor or other related parties. There is no assurance that the Company’s plans to consummate a Business Combination will be successful by November 2, 2025. The accompanying audited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements as of March 31, 2025, and for the three months ended March 31, 2025 and 2024 presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the period ending December 31, 2025, or any future period.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on June 25, 2025.

Cash and cash equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. As of March 31, 2025 and December 31, 2024, the Company had a cash balance of $4,480 and $14,384 in its working capital account, respectively.

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

The Company’s cash and cash equivalents held in the Trust Account are classified as cash equivalents. Gains and losses resulting from the change in the balance of the cash and cash equivalents held in Trust Account are included in dividend income on the Trust Account in the accompanying unaudited   consolidated statements of operations. Dividend income earned is fully reinvested into the cash and cash equivalents held in Trust Account and therefore considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the accompanying unaudited consolidated statements of cash flow. Such interest income reinvested will be used to redeem all or a portion of the Class A ordinary shares upon the completion of Business Combination (see Note 1).

At March 31, 2025 and December 31, 2024, the Company had $29,788,972 and $29,381,085 held in the Trust Account, respectively, including dividend income of $307,887 and $372,627 recognized during the three months ended March 31, 2025 and March 31, 2024, respectively.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s accompanying unaudited consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Use of estimates

The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying audited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, the actual results could differ significantly from those estimates.

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less interest income in Trust Account less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. At March 31, 2025 and 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

The net income (loss) per share presented in the consolidated statement of operations is based on the following:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Net loss	$(185,038)	$(327,511)
Less: Monthly extension fees	150,000	225,000
Less: Dividend income on Trust Account to be allocated to redeemable shares	307,887	372,627
Net loss excluding monthly extension fees and dividend income on Trust Account	$(642,925)	$(925,138)

	Three months ended March 31, 2025
	Redeemable shares	Non-redeemable shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including accretion of temporary equity to redemption value and excluding monthly extension fees and dividend income on Trust Account	$(348,181)	$(294,711)
Monthly extension fees	150,000	—
Dividend income on Trust Account	307,887	—
Allocation of net income (loss)	$109,706	$(294,711)

Denominators:
Weighted-average shares outstanding	2,465,223	2,086,875
Basic and diluted net income (loss) per share	$0.04	$(0.14)

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended March 31, 2024
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity to redemption value and excluding dividend income on Trust Account	$(511,192)	$(413,946)
Dividend income on Trust Account	372,627	—
Monthly extension fees	225,000	—
Allocation of net income (loss)	$86,435	$(413,946)

Denominators:
Weighted-average shares outstanding	2,577,138	2,086,875
Basic and diluted net income (loss) per share	$0.03	$(0.20)

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents held in Trust Account	1	$29,788,972	$29,381,085

Except for the foregoing, the Company does not have any assets measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024.

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

As of March 31, 2025 and December 31, 2024, the Class A ordinary shares reflected on the consolidated balance sheet are reconciled in the following table.

	As of March 31, 2025	As of December 31, 2024
Gross proceeds	$78,750,000	$78,750,000
Less:
Proceeds allocated to public warrants and public rights	(6,898,500)	(6,898,500)
Offering costs of public shares	(4,647,702)	(4,647,702)
Redemption of shares	(56,537,577)	(56,537,577)
Plus:
Accretion of carrying value to redemption value	17,722,751	17,414,864
Monthly extension fees	1,450,000	1,300,000
Ordinary shares subject to possible redemption	$29,838,972	$29,381,085

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Following the Founder Share Conversion and the Extension Redemptions, and as of March 31, 2025, there were 2,535,305 Class A Ordinary Shares and one Class B Ordinary Share issued and outstanding and the Sponsor holds approximately 77.65% of the issued and outstanding Ordinary Shares.

Loans with related parties

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On September 21, 2022, the Company entered into a loan agreement with Eternal in the principal amount of up to $180,000, on an unsecured basis and bearing no interest (the “Second Eternal Loan”). The Second Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date was June 30, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Second Eternal Loan Amendment. As of March 31, 2025 and December 31, 2024, the outstanding balance of the Second Eternal Loan was $170,603 and no interest was accrued.

Additionally, on November 12, 2022, the Company entered into a loan agreement with Eternal in the principal amount of up to $300,000, on an unsecured basis and bearing no interest (the “Third Eternal Loan”). The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023. The maturity date was June 30, 2025 or, if earlier, the date of the consummation of the initial Business Combination, as amended by the Third Eternal Loan Amendment. As of March 31, 2025 and December 31, 2024, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, the Company entered into a loan agreement with Eternal in the principal amount of up to $50,000, on an unsecured basis and bearing no interest (the “Fourth Eternal Loan”). The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date was the earlier of June 30, 2025 or the date of the consummation of the initial Business Combination, as amended by the Fourth Eternal Loan Amendment. As of March 31, 2025 and December 31, 2024, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued

On April 12, 2023, the Company entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest (the “Fifth Eternal Loan”). The Fifth Eternal Loan was available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date was June 30, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Fifth Eternal Loan Amendment. As of March 31, 2025 and December 31, 2024, the outstanding balance of the Fifth Eternal Loan was $500,000 and $500,000, respectively, and no interest was accrued.

On November 1, 2023, the Company entered into a loan agreement with Eternal in the principal amount of up to $335,000 on an unsecured basis and bearing no interest (the “Sixth Eternal Loan”). The Sixth Eternal Loan was available to be drawn down from November 1, 2023. The maturity date was June 30, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Sixth Eternal Loan Amendment. In the event the Company not repay the Sixth Eternal Loan within 10 days of the consummation of the initial Business Combination, the Company will pay an interest of five percent (5%) per month to Eternal until the date of repayment of the Sixth Eternal Loan. As of March 31, 2025 and December 31, 2024, the outstanding balance of the Sixth Eternal Loan was $335,000 and $335,000, respectively, and no interest was accrued.

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On August 5, 2024, the Company entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $1,500,000, on an unsecured basis and bearing no interest (the “Seventh Eternal Loan”). The Seventh Eternal Loan is available for drawdown in unlimited number of installments in the period from August 3, 2024 to June 30, 2025. The final repayment date is June 30, 2025 or, if earlier, the date of the consummation of the initial Business Combination of us. As of March 31, 2025, the Company borrowed an additional $268,440 beyond the initial terms of the Seventh Eternal Loan. As of March 31, 2025 and December 31, 2024, the outstanding balance of the Seventh Eternal Loan was $1,718,460 and no interest was accrued.

On November 1, 2024, the Company agreed to a loan with Gluon Renewable Energies Limited to advance the sum of $20,000 to external service providers on behalf of the Company to assist the Company with short term cash demands. The Company agrees to repay the principal amount of $20,000, plus $1 interest, on or before February 28, 2025. The repayment deadline was subsequently extended to August 31, 2025. As of March 31, 2025, the balance was $20,000.

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

Convertible Promissory Note

In connection with the 2023 Extension, on May 2, 2023, the Company issued a convertible promissory note in the aggregate principal amount of $900,000 to the Sponsor, which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in the 2023 Redemptions. The Sponsor agreed to pay $75,000 per month until the completion of an initial Business Combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by the Board in its sole discretion). The 2023 Extension Note (as defined below) bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the Company’s liquidation. On November 3, 2023, the Company issued an amended and restated promissory note to such promissory note (as amended and restated, the “2023 Extension Note”). Per the 2023 Extension Note, if the Company does not repay the 2023 Extension Note within five days of the maturity date, five percent (5%) interest per month will accrue on the unpaid principal balance until the 2023 Extension Note is fully repaid. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants (the “Conversion Warrants”) at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants. The Company has determined that the fair value of the 2023 Extension Note is par value. As of March 31, 2025 and December 31, 2024, the outstanding balance of the 2023 Extension Note was $900,000 and $900,000, respectively, and no interest was accrued.

On April 30, 2024, the Company issued a convertible promissory note in the aggregate principal amount of $600,000 to the Sponsor (the “2024 Extension Note”), which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in the 2024 Redemptions. The Sponsor agreed to pay $50,000 per month that is needed to complete an initial Business Combination, commencing on May 2, 2024 and continuing through May 2, 2025 (or such earlier date as determined by the Board in its sole discretion). The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the Company’s liquidation. At any time prior to the payment in full of the principal balance of the 2024 Extension Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants. The Company has determined that the fair value of the 2024 Extension Note is par value. As of March 31, 2025 and December 31, 2024, the outstanding balance of the 2024 Extension Note was $550,000 and $400,000, respectively. As of March 31, 2025, the March 2025 extension payment of $50,000 was not paid.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Administrative Service Fee

The Company entered into an administrative services agreement with the Sponsor on April 27, 2022 whereby the Sponsor was to perform certain services for the Company for a monthly fee of $10,000 (as assigned, the “Administrative Services Agreement”). On May 2, 2022, the Sponsor entered into an assignment agreement with Gluon Group, an affiliate of the Company (“Gluon”), to provide the services detailed in the Administrative Service Agreement. Per Regnarsson, our Chief Executive Officer and a director, is the Managing Partner of Gluon Partners, LLP (“Gluon”). As of March 31, 2025 and December 31, 2024, $45,186 and $39,187 has been paid to Gluon Group for such services and an additional $328,941 and $304,941, respectively, has been accrued.

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Transaction Expenses

On May 31, 2022, the Company entered into an agreement (the “EGS Agreement”) with Ellenoff, Grossman & Schole LLP (“EGS”) to (x) act as U.S. securities council to us in connection with pending acquisition targets for the Company to acquire consistent with its Initial Public Offering and (y) assist in U.S. securities work related to the initial Business Combination. The fee structure for this agreement is as follows: (i) an upfront retainer of $37,500, (ii) billing on an hourly basis for time, (iii) each month fifty percent (50%) of the amount billed shall be due and owing, (iv) the remaining fifty percent (50%) not paid, on a monthly basis, will be deferred until the closing of the initial Business Combination and will be paid with a twenty percent (20%) premium. As of March 31, 2025, and December 31, 2024, the total outstanding billed amount for services provided by EGS is $939,400 and $932,285 of which $469,700 and $466,143 (50% of the outstanding balance), respectively, is considered outstanding per the terms of the EGS Agreement and is included in accrued liabilities on the accompanying audited consolidated balance sheets. As the initial Business Combination cannot be deemed probable as of March 31, 2025 and December 31, 2024, respectively, and payment of the deferred portion of the outstanding balance is contingent upon a successful initial Business Combination, no amount was accrued for the deferred portion of the outstanding amount or the premium.

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On April 30 and May 1, 2025, the Company held the 2025 EGM and approved, among other things, an amendment to the Amended and Restated Articles to (i) extend the Combination Period from May 2, 2025 to November 2, 2025 (or such earlier date as determined by the Board of Directors in its sole discretion) and (ii) to permit the Board of Directors, in its sole discretion, to elect to wind up our operations on, or on an earlier date than November 2, 2025. In connection with the 2025 EGM, Public Shareholders holding 2,016,792 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $24.7 million (approximately $12.23 per Public Share) was removed from the Trust Account to pay such Public Shareholders.

NOTE 7. SHAREHOLDERS’ EQUITY

Class A Ordinary Shares

The Company is authorized to issue 479,000,000 Class A Ordinary Shares with a par value of  $0.0001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each Class A Ordinary Share held. As of March 31, 2025 and December 31, 2024, there were 2,086,874 and 2,086,874 Class A Ordinary Shares issued and outstanding, respectively.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B Ordinary Shares with a par value of  $0.0001 per share. Holders of the Class B Ordinary Shares are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were one and one Class B Ordinary Shares outstanding, respectively.

Preference Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were no preferred shares outstanding.

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The CODM assess performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the consolidated statements of operations as net income or loss. The measure of segment assets is reported on the accompanying unaudited consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Formation and operating costs	$462,925	$670,161
Dividend income on Trust Account	307,887	372,627

The CODM reviews interest earned on the Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated April 27, 2022, by and between the Company and Continental. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Business Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the accompanying unaudited consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

ll other segment items included in net income or loss are reported on the accompanying unaudited consolidated statements of operations and described within their respective disclosures.

NOTE 9. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the consolidated balance sheet date but before the consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2025, up through the date the Company issued the consolidated financial statements.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On March 26, 2025, Abhishek Bawa notified the Board of his resignation as Chief Financial Officer of the Company, effective on March 26, 2025.

On April 13, 2025, Michael Geary was appointed to serve as Interim Chief Financial Officer of the Company, effective as of April 10, 2025.

On April 17, 2025, the Company filed a definitive proxy statement in connection with an upcoming extraordinary general meeting of its shareholders to, among other things, seek (i) an extension of the Combination Period from May 2, 2025 to November 2, 2025 and (ii) to eliminate from the Company’s amended and restated memorandum and articles of association the limitation that the Company may not redeem Public Shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) of less than $5,000,001.

As of June 30, 2025, the Company borrowed an additional $268,460 beyond the initial terms of the Seventh Eternal Loan. As of June 30, 2025, the outstanding balance of the Seventh Eternal Loan was $1,768,460.

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

From May 16, 2025 to June 16, 2025, Gluon Renewable Energies Limited made payments totaling $385,017 on behalf of the Company. These payments include, but are not limited to, the $50,000 deposits, made in arrears, for the March 2, 2025 and April 2, 2025 period, as required under the 2024 Extension Note and the $15,000 deposit, made in advance of the issuance of the 2025 Extension Note, for the May 2, 2025 period. Other disbursements were for late vendor invoices and the insurance renewal.

On June 20, 2025, the Company issued the 2025 Extension Note in the aggregate principal amount of $107,623.44 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2025 Extension. The Sponsor agreed to pay $0.04 per unredeemed share per month that the Board of Directors decides to take to complete an initial Business Combination, commencing on May 2, 2025 and continuing through November 2, 2025 (or such earlier date as determined by the Board of Directors in its sole discretion). The 2025 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the liquidation  . As of June 30, 2025, $15,000 was deposited and approximately $15,647 (including applicable interest) is due to be deposited into the Trust Account to support the 2025 Extension.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Report”) to “we,” “us” or the “Company” refer to ClimateRock. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to U.N. SDG Support LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained elsewhere in this Report.

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

As of March 31, 2025, we had not yet commenced any operations. All activity through March 31, 2025 relates to the our formation and our Initial Public Offering, which is described below, and post-Initial Public Offering, searching for a target to consummate and consummating an initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering. We have selected December 31 as our fiscal year end.

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

Management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial Business Combination. Nasdaq rules provide that the initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to Management for working capital purposes). We will only complete an initial Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that we will be able to successfully effect an initial Business Combination.

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

Our Sponsor, directors and officers have agreed (a) to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of an initial Business Combination, (b) not to propose an amendment to our amended and restated memorandum and articles of association (the “Amended and Restated Articles”) with respect to our pre-Business Combination activities prior to the consummation of an initial Business Combination unless we provide dissenting Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any Ordinary Shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve an initial Business Combination (or to sell any Ordinary Shares in a tender offer in connection with an initial Business Combination if we do not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Articles relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares and the Private Placement Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if an initial Business Combination is not consummated. However, our Sponsor, directors and officers will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if we fail to complete its initial Business Combination.

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

On March 26, 2025, Abhishek Bawa notified the Board of his resignation as our Chief Financial Officer, effective as of March 26, 2025.

On April 13, 2025, Michael Geary was appointed to serve as our Interim Chief Financial Officer, effective as of April 10, 2025.

On April 30 and May 1, 2025, we held an extraordinary general meeting in lieu of an annual general meeting of shareholders (the “2025 EGM”) and approved, among other things, an amendment to the Amended and Restated Articles to (i) extend the Combination Period from May 2, 2025 to November 2, 2025 (or such earlier date as determined by the Board of Directors in its sole discretion) and (ii) to permit the Board of Directors, in its sole discretion, to elect to wind up our operations on, or on an earlier date than November 2, 2025 (the “2025 Extension”). In connection with the 2025 EGM, Public Shareholders holding 2,016,792 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $24.7 million (approximately $12.23 per Public Share) were removed from the Trust Account to pay such Public Shareholders.

In connection with the 2025 Extension, the Sponsor and its designees agreed to contribute an amount equal to $107,623.44 ($0.04 per Public Share that is not redeemed), for each calendar month (commencing on May 2, 2025 and ending on the 1st day of each subsequent month) until November 2, 2025 (each, an “Extension Period”). As a result, on June 20, 2025, we issued the 2025 Extension Note in the aggregate principal amount of $107,623.44 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2025 Extension. As of June 30, 2025, $15,000 was deposited and approximately $15,647 (including applicable interest) is due to be deposited into the Trust Account to support the 2025 Extension.

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

Extensions of Our Business Combination Period

On April 27, 2023, we held the 2023 EGM and approved, among other things, an amendment to the Amended and Restated Articles to (i) extend the Combination Period from November 2, 2023 to May 2, 2024 (or such earlier date as determined by the Board of Directors in its sole discretion) and (ii) to permit the Board of Directors, in its sole discretion, to elect to wind up our operations on, or on an earlier date than May 2, 2024 (including prior to May 2, 2023). In connection with the 2023 EGM, Public Shareholders holding 5,297,862 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account in the 2023 Redemptions. As a result, $55,265,334.22 (approximately $10.43 per Public Share) was removed from the Trust Account to pay such Public Shareholders.

On April 27, 2023, we held the 2023 EGM and approved, among other things, an amendment to the Amended and Restated Articles to (i) extend the Combination Period from November 2, 2023 to May 2, 2024 (or such earlier date as determined by the Board of Directors in its sole discretion) and (ii) to permit the Board of Directors, in its sole discretion, to elect to wind up our operations on, or on an earlier date than May 2, 2024 (including prior to May 2, 2023). In connection with the 2023 EGM, Public Shareholders holding 5,297,862 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account in the 2023 Redemptions. As a result, $55,265,334.22 (approximately $10.43 per Public Share) was removed from the Trust Account to pay such Public Shareholders.

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

Following the Founder Share Conversion and the Extension Redemptions, and as of March 31, 2025, there were 2,535,305 Class A Ordinary Shares and one Class B Ordinary Share issued and outstanding and the Sponsor holds approximately 77.65% of the issued and outstanding Ordinary Shares.

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

For a full description of the GreenRock Business Combination Agreement and the proposed GreenRock Business Combination, please see “Item 1. Business”.

Results of Operations

Our entire activity since inception up to March 31, 2025 has been related to our formation and our Initial Public Offering, and we will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering. We also expect to continue to incur increased expenses as a result of becoming a public company (i.e., for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses in search for a target to consummate an initial Business Combination.

For the three months ended March 31, 2025, the Company reported a net loss of $185,038, comprised of $307,887 of dividend income earned on the Trust Account and $0 of interest income offset by formation and operating costs of $462,925 and administrative service fees - related party of $30,000.

For the three months ended March 31, 2024, the Company reported a net loss of $327,534, comprised of $372,627 of dividend income earned on the Trust Account offset by unrealized foreign exchange loss of $0, formation and operating costs of $670,161, and administrative success fees - related party of $30,000.

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

Liquidity, Capital Reserves and Going Concern

Initial Public Offering

On May 2, 2022, we consummated our Initial Public Offering of 7,875,000 Units, including 375,000 Option Units that were issued pursuant to the partial exercise of the Over-Allotment Option. Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, we sold 3,762,500 Private Placement Warrants, including 112,500 Private Placement Warrants that were issued pursuant to the partial exercise of the Over-Allotment Option. From the proceeds of the Initial Public Offering and Private Placement Warrants, we retained approximately $1,100,000 for working capital needs after transfer of proceeds to the Trust Account and payment of expenses related to the Initial Public Offering and directors’ and officers’ insurance. As of March 31, 2025 and December 31, 2024, there was $4,480 and $14,384 in cash held outside the Trust Account, respectively.

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

On September 21, 2022, we entered into a loan agreement with Eternal in the principal amount of up to $180,000, on an unsecured basis and bearing no interest. The Second Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date was June 30, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Second Eternal Loan Amendment. As of March 31, 2025 and December 31, 2024, the outstanding balance of the Second Eternal Loan was $170,603 and no interest was accrued.

Additionally, on November 12, 2022, we entered into a loan agreement with Eternal in the principal amount of up to $300,000, on an unsecured basis and bearing no interest. The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023. The maturity date was June 30, 2025 or, if earlier, the date of the consummation of the initial Business Combination, as amended by the Third Eternal Loan Amendment. As of March 31, 2025 and December 31, 2024, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, we entered into a loan agreement with Eternal in the principal amount of up to $50,000, on an unsecured basis and bearing no interest. The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date was the earlier of June 30, 2025 or the date of the consummation of the initial Business Combination, as amended by the Fourth Eternal Loan Amendment. As of March 31, 2025 and December 31, 2024, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

On April 12, 2023, we entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest. The Fifth Eternal Loan was available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date was June 30, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Fifth Eternal Loan Amendment. As of March 31, 2025 and December 31, 2024, we borrowed an additional $0 and $153,619, respectively, beyond the initial terms of the Fifth Eternal Loan.

On November 1, 2023, we entered into a loan agreement with Eternal in the principal amount of up to $335,000 on an unsecured basis and bearing no interest. The Sixth Eternal Loan was available to be drawn down from November 1, 2023. The maturity date was June 30, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Sixth Eternal Loan Amendment. In the event we do not repay the Sixth Eternal Loan within 10 days of the consummation of the initial Business Combination of us, we will pay an interest of five percent (5%) per month to Eternal until the date of repayment of the Sixth Eternal Loan. As of March 31, 2025 and December 31, 2024, we borrowed an additional $0 and $—, respectively, beyond the initial terms of the Sixth Eternal Loan. As of March 31, 2025 and December 31, 2024, the outstanding balance of the Sixth Eternal Loan was $335,000 and $335,000, respectively, and no interest was accrued.

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

On August 5, 2024, we entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $1,500,000, on an unsecured basis and bearing no interest. The Seventh Eternal Loan is available for drawdown in unlimited number of installments in the period from August 3, 2024 to June 30, 2025. The final repayment date is June 30, 2025 or, if earlier, the date of the consummation of the initial Business Combination. As of March 31, 2025, we borrowed an additional $268,440, beyond the initial terms of the Seventh Eternal Loan. As of March 31, 2025 and December 31, 2024, the outstanding balance of the Seventh Eternal Loan was $1,768,440 and $1,718,460, respectively and no interest was accrued.

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

Gluon Renewable Energies Limited Loan

On November 1, 2024, we entered into a loan agreement with Gluon Renewable Energies to advance the sum of $20,000 to assist with short term cash demands. We agreed to repay the principal amount of $20,000, plus $1 interest, on or before February 28, 2025. The repayment deadline was subsequently extended to August 31, 2025. As of March, 31, 2025, the balance was $20,000.

Convertible Promissory Note

On May 2, 2023, we issued the 2023 Extension Note in the aggregate principal amount of $900,000 to the Sponsor, which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2023 Extension. The Sponsor agreed to pay $75,000 per month until the completion of an initial Business Combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by our Board of Directors in its sole discretion). The 2023 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. Per the 2023 Extension Note, as amended, if we do not repay the 2023 Extension Note within five days of the maturity date, five percent (5%) interest per month will accrue on the unpaid principal balance until the 2023 Extension Note is fully repaid. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the Initial Public Offering. We have determined that the fair value of the 2023 Extension Note is par value. As of March 31, 2025 and December 31, 2024, the outstanding balance of the 2023 Extension Note was $900,000 and $900,000, respectively, and no interest was accrued.

On April 30, 2024, we issued the 2024 Extension Note in the aggregate principal amount of $600,000 to the Sponsor, which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 Extension. The Sponsor agreed to pay $50,000 per month that the Board of Directors decides to take to complete an initial Business Combination, commencing on May 2, 2024 and continuing through May 2, 2025 (or such earlier date as determined by our Board of Directors in its sole discretion). The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the Initial Public Offering. We have determined that the fair value of the 2024 Extension Note is par value. As of March 31, 2025 and December 31, 2024, the outstanding balance of the 2024 Extension Note was $550,000 and $400,000, respectively, and no interest was accrued.

On June 20, 2025, we issued the 2025 Extension Note in the aggregate principal amount of $107,623.44 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2025 Extension. The Sponsor agreed to pay $0.04 per unredeemed share per month that the Board of Directors decides to take to complete an initial Business Combination, commencing on May 2, 2025 and continuing through November 2, 2025 (or such earlier date as determined by our Board of Directors in its sole discretion). The 2025 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation.

Going Concern

As of March 31, 2025, we had a cash balance of $4,480 and a working capital deficit of $$6,141,038. We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern one year from the issuance date of the audited consolidated financial statements contained elsewhere in this Report. Prior to consummation of a Business Combination, we have the ability to secure additional funding from the Sponsor or other related parties. There is no assurance that our plans to consummate a Business Combination will be successful by May 2, 2025. The audited consolidated financial statements contained elsewhere in this Report do not include any adjustment that might result from the outcome of this uncertainty.

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

Transaction Expenses

On May 31, 2022, we entered into an agreement (the “EGS Agreement”) with Ellenoff, Grossman & Schole LLP (“EGS”) to (x) act as U.S. securities council to us in connection with pending acquisition targets for us to acquire consistent with our Initial Public Offering and (y) assist in U.S. securities work related to the initial Business Combination. The fee structure for this agreement is as follows: (i) an upfront retainer of $37,500, (ii) billing on an hourly basis for time, (iii) each month fifty percent (50%) of the amount billed shall be due and owing, (iv) the remaining fifty percent (50%) not paid, on a monthly basis, will be deferred until the closing of the initial Business Combination and will be paid with a twenty percent (20%) premium. As of March 31, 2025, and December 31, 2024, the total outstanding billed amount for services provided by EGS is $939,400 and $932,285 of which $469,700 and $466,143 (50% of the outstanding balance), respectively, is considered outstanding per the terms of the EGS Agreement and is included in accrued liabilities on the consolidated balance sheet of the audited consolidated financial statements contained elsewhere in this Report. As the initial Business Combination cannot be deemed probable as of March 31, 2025 and December 31, 2024, respectively, and payment of the deferred portion of the outstanding balance is contingent upon a successful initial Business Combination, no amount was accrued for the deferred portion of the outstanding amount or the premium.

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

On September 21, 2022, we entered into a loan agreement with Eternal in the principal amount of up to $180,000, on an unsecured basis and bearing no interest. The Second Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date was June 30, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Second Eternal Loan Amendment. As of March 31, 2025 and December 31, 2024, the outstanding balance of the Second Eternal Loan was $170,603 and no interest was accrued.

Additionally, on November 12, 2022, we entered into a loan agreement with Eternal in the principal amount of up to $300,000, on an unsecured basis and bearing no interest. The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023. The maturity date was June 30, 2025 or, if earlier, the date of the consummation of the initial Business Combination, as amended by the Third Eternal Loan Amendment. As of March 31, 2025 and December 31, 2024, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, we entered into a loan agreement with Eternal in the principal amount of up to $50,000, on an unsecured basis and bearing no interest. The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date was the earlier of June 30, 2025 or the date of the consummation of the initial Business Combination, as amended by the Fourth Eternal Loan Amendment. As of March 31, 2025 and December 31, 2024, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

On April 12, 2023, we entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest. TThe Fifth Eternal Loan was available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date was June 30, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Fifth Eternal Loan Amendment. As of March 31, 2025 and December 31, 2024, we borrowed an additional $0 and $153,619, respectively, beyond the initial terms of the Fifth Eternal Loan. As of December 31, 2024 and December 31, 2023, the outstanding balance of the Fifth Eternal Loan was $500,000 and $653,619, respectively, and no interest was accrued.

On November 1, 2023, we entered into a loan agreement with Eternal in the principal amount of up to $335,000 on an unsecured basis and bearing no interest. The Sixth Eternal Loan was available to be drawn down from November 1, 2023. The maturity date was June 30, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Sixth Eternal Loan Amendment. In the event we do not repay the Sixth Eternal Loan within 10 days of the consummation of the initial Business Combination of us, we will pay an interest of five percent (5%) per month to Eternal until the date of repayment of the Sixth Eternal Loan. As of March 31, 2025 and December 31, 2024, the outstanding balance of the Sixth Eternal Loan was $335,000 and $335,000, respectively, and no interest was accrued.

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

On August 5, 2024, we entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $1,500,000, on an unsecured basis and bearing no interest. The Seventh Eternal Loan was available for drawdown in unlimited number of installments in the period from August 3, 2024 to June 30, 2025. The final repayment date was June 30, 2025 or, if earlier, the date of the consummation of the initial Business Combination. As of March 31, 2025, we borrowed an additional $268,440, beyond the initial terms of the Seventh Eternal Loan. As of March 31, 2025 and December 31, 2024, the outstanding balance of the Seventh Eternal Loan was $1,768,440 and $1,718,460, respectively and no interest was accrued.

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

Convertible Promissory Note

On May 2, 2023, we issued the 2023 Extension Note in the aggregate principal amount of $900,000 to the Sponsor, which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2023 Extension. The Sponsor agreed to pay $75,000 per month until the completion of an initial Business Combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by our Board of Directors in its sole discretion). The 2023 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. Per the 2023 Extension Note, as amended, if we do not repay the 2023 Extension Note within five days of the maturity date, five percent (5%) interest per month will accrue on the unpaid principal balance until the 2023 Extension Note is fully repaid. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the Initial Public Offering. We have determined that the fair value of the 2023 Extension Note is par value. As of March 31, 2025 and December 31, 2024, the outstanding balance of the 2023 Extension Note was $900,000 and $900,000, respectively, and no interest was accrued.

On April 30, 2024, we issued the 2024 Extension Note in the aggregate principal amount of $600,000 to the Sponsor, which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 Extension. The Sponsor agreed to pay $50,000 per month that the Board of Directors decides to take to complete an initial Business Combination, commencing on May 2, 2024 and continuing through May 2, 2025 (or such earlier date as determined by our Board of Directors in its sole discretion). The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the Initial Public Offering. We have determined that the fair value of the 2024 Extension Note is par value. As of March 31, 2025 and December 31, 2024, the outstanding balance of the 2024 Extension Note was $550,000 and $400,000, respectively, and no interest was accrued.

Administrative Service Fee

We entered into the Administrative Services Agreement with the Sponsor on April 27, 2022, pursuant to which the Sponsor performed certain services for us for a monthly fee of $10,000. On May 2, 2022, the Sponsor entered into an assignment agreement with Gluon Group, an affiliate of our Company, to provide the services detailed in the Administrative Service Agreement. Per Regnarsson, our Chief Executive Officer and a director, is the Managing Partner of Gluon. As of March 31, 2025 and December 31, 2024, $45,186 and $39,187 has been paid to Gluon Group for such services and an additional $328,942 and $304,941, respectively, has been accrued.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Certifying Officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective at the reasonable assurance level as of March 31, 2025, due to the material weaknesses in internal control over financial reporting described in the Explanatory Note and in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on June 25, 2025. In addition, in the course of preparing the financial statements as of and for the three months ended March 31, 2025, management identified a material weakness in its internal control over financial reporting related to the under accrual of legal fees.

Management is redesigning and implementing existing and additional controls to remediate these material weaknesses. Notwithstanding the identified material weaknesses and management’s assessment that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2025, management believes that the interim financial statements and footnote disclosures included in this Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, cash flows and disclosures as of and for the periods presented in accordance with generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2025, there have been no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) Annual Reports on Form 10-K for the year ended December 31, 2024 and December 31, 2023, as filed with the SEC on June 25, 2025 and March 18, 2024 and amended on March 15, 2024, respectively, and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2024, June 30, 2024, March 31, 2024, September 30, 2023, and June 30, 2023, as filed with the SEC on November 11, 2024, August 8, 2024, May 15, 2024, November 11, 2023 and amended on March 15, 2023, and August 14, 2023 and amended on March 15, 2024, and May 8, 2023 and amended on March 15, 2024, respectively, and (iv) definitive proxy statements on Schedule 14A, as filed with the SEC on April 17, 2025 and April 12, 2024, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no such repurchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarterly period ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
3.1	An amendment to the Amended and Restated Memorandum and Articles of Association. (1)
10.1	Promissory Note, dated as of June 20, 2025, by and between ClimateRock and U.N. SDG Support LLC.(2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 8, 2025.

(2)	Incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K, filed with the SEC on June 25, 2025.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 30, 2025	CLIMATEROCK

	By:	/s/ Per Regnarsson
Per Regnarsson
Chief Executive Officer

	By:	/s/ Michael Geary
Michael Geary
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)