Form 10-Q
period 2025-06-30
ClimateRock
filed 2025-09-25
CIK 1903392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

As of September 25, 2025, there were 2,535,305 Class A ordinary shares, par value $0.0001 per share, and one Class B ordinary share, par value $0.0001 per share, issued and outstanding.

CLIMATEROCK
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CLIMATEROCK
CONSOLIDATED BALANCE SHEETS

	June 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Current assets
Cash	$3,909	$14,384
Total current assets	3,909	14,384

Non-current assets
Cash and cash equivalents held in Trust Account	5,498,808	29,381,085
Total non-current assets	5,498,808	29,381,085

TOTAL ASSETS	$5,502,717	$29,395,469

LIABILITIES, COMMITMENTS AND CONTINGENCIES, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities	$1,628,499	$1,088,977
Administrative service fee payable - related party	358,941	304,941
Loan payable - related parties	3,509,080	3,074,064
Convertible promissory note payable - related party	1,400,000	1,300,000
Total current liabilities	$6,896,520	$5,767,982

Non-current liabilities
Deferred underwriting commission payable	2,362,500	2,362,500
Total non-current liabilities	2,362,500	2,362,500

TOTAL LIABILITIES	$9,259,020	$8,130,482

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares, $0.0001 par value, subject to possible redemption. 448,431 and 2,465,223 shares at redemption value of $12.26 and $11.92 per share, including dividends earned on Trust Account, at June 30, 2025 and December 31, 2024, respectively	5,498,808	29,381,085
Total commitments and contingencies	5,498,808	29,381,085

SHAREHOLDERS’ DEFICIT
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 2,086,874 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively (excluding 448,431 and 2,465,223 shares subject to possible redemption as of June 30, 2025 and December 31, 2024, respectively.)	209	209
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1 share issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	—
Accumulated deficit	(9,255,320)	(8,116,307)
Total shareholders’ deficit	(9,255,111)	(8,116,098)

TOTAL LIABILITIES, COMMITMENTS AND CONTINGENCIES, AND SHAREHOLDERS’ DEFICIT	$5,502,717	$29,395,469

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLIMATEROCK
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Operating expenses
Formation and operating costs	$416,088	$592,646	$879,013	$1,262,807
Administrative service fees - related party	30,000	30,000	60,000	60,000
Net loss from operations	(446,088)	(622,646)	(939,013)	(1,322,807)

Other income
Interest income	—	140	—	163
Dividend income on Trust Account	273,676	368,183	581,563	740,810
Total other income	273,676	368,323	581,563	740,973

Net loss	$(172,412)	$(254,323)	$(357,450)	$(581,834)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	1,113,307	2,499,658	1,785,531	2,538,398
Non-redeemable ordinary shares, basic and diluted	2,086,875	2,086,875	2,086,875	2,086,875
Basic and diluted income (loss) earnings per share
Redeemable ordinary shares, basic and diluted	$0.14	0.04	$0.14	0.08
Non-redeemable ordinary shares, basic and diluted	$(0.16)	(0.17)	$(0.29)	$(0.37)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLIMATEROCK
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND JUNE 30, 2024

	CLASS A ORDINARY SHARES		CLASS B ORDINARY SHARES		PREFERENCE SHARES		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL SHAREHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
Balances - January 1, 2024	2,086,874	$209	1	$—	—	$—	$—	$(5,581,192)	$(5,580,983)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(597,627)	(597,627)
Net loss	—	—	—	—	—	—	—	(327,511)	(327,511)
Balances - March 31, 2024	2,086,874	209	1	—	—	—	—	(6,506,330)	(6,506,121)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(543,183)	(543,183)
Net loss	—	—	—	—	—	—	—	(254,323)	(254,323)
Balances - June 30, 2024	2,086,874	$209	1	$—	—	$—	$—	$(7,303,836)	$(7,303,627)

Balances - January 1, 2025	2,086,874	$209	1	$—	—	$—	$—	$(8,116,307)	$(8,116,098)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(457,887)	(457,887)
Net loss		—	—	—	—	—	—	(185,038)	(185,038)
Balances - March 31, 2025	2,086,874	209	1	—	—	—	—	(8,759,232)	(8,759,023)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(323,676)	(323,676)
Net loss	—	—	—	—	—	—	—	(172,412)	(172,412)
Balances - June 30, 2025	2,086,874	$209	1	$—	—	$—	$—	$(9,255,320)	$(9,255,111)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLIMATEROCK
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND JUNE 30, 2024

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Cash flows from operating activities:
Net loss	$(357,450)	$(581,834)
Adjustment to reconcile net loss to net cash used in operating activities:
Dividend income received in Trust Account	(581,563)	(740,810)
Changes in operating assets and liabilities:
Accrued liabilities	539,522	93,258
Administrative service fee payable - related party	54,000	60,000
Prepaid expenses	—	(40,088)
Net cash used in operating activities	(345,491)	(1,209,474)

Cash flows from investing activities:
Proceeds from sales of marketable securities in Trust Account	24,663,840	1,272,243
Cash deposited in Trust Account for monthly extension fees	(200,000)	(400,000)
Net cash provided by investing activities	$24,463,840	$872,243

Cash flows from financing activities:
Proceed from related party loan	435,016	1,158,261
Proceed from convertible promissory notes - related party	100,000	400,000
Payment for redemption of Ordinary Shares	(24,663,840)	(1,272,243)
Net cash (used in) provided by financing activities	$(24,128,824)	$286,018

Net decrease in cash and cash equivalents	(10,475)	(51,213)

Cash and cash equivalents at beginning of period	14,384	57,290
Cash and cash equivalents at end of period	$3,909	$6,077

Non-cash investing and financial activities:
Remeasurement adjustment on public shares subject to possible redemption	$781,563	$1,140,810

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

As of June 30, 2025, the Company had not yet commenced operations. All activity through June 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and post-offering activities in search for a target to consummate a Business Combination. The Company has selected December 31 as its fiscal year end.

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

At June 30, 2025, the Company had $3,909 in cash held outside of the Trust Account. The Company’s management (the “Management”) has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company will provide holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (approximately $12.26 per share as of June 30, 2025, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6).

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

On April 27, 2023, the Company held the 2023 EGM and approved, among other things, an amendment to the Company’s amended and restated memorandum and articles of association to (i) extend the date by which the Company would be required to consummate a Business Combination from November 2, 2023 (assuming the Sponsor was to have effected and paid extensions as described in the definitive proxy statement as filed with the Securities and Exchange Commission (the “SEC”) on April 11, 2023) to May 2, 2024 (or such earlier date as determined by the Company’s board of directors in its sole discretion) (the “Extension Amendment”) and (ii) to permit its board of directors, in its sole discretion, to elect to wind up the Company’s operations on, or on an earlier date than May 2, 2024 (including prior to May 2, 2023). In connection with the 2023 EGM, shareholders holding 5,297,862 of the Company’s Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $55,265,334 (approximately $10.43 per share) was removed from the Trust Account to pay such holders.

On April 29, 2024, the Company held an extraordinary general meeting in lieu of an annual general meeting of shareholders (the “2024 EGM”) and approved, among other things, an amendment to the Company’s amended and restated memorandum and articles of association to (i) extend the date by which the Company would be required to consummate a Business Combination from May 2, 2024 to May 2, 2025 (or such earlier date as determined by the board of directors in its sole discretion) (“Combination Period”), and (ii) to permit our board of directors, in its sole discretion, to elect to wind up our operations on, or on an earlier date than May 2, 2025. In connection with the 2024 EGM, shareholders holding 111,915 shares of the Company’s Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $1.27 million (approximately $11.37 per share) was removed from the Trust Account to pay such holders.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On April 30 and May 1, 2025, the Company held an extraordinary general meeting in lieu of an annual general meeting of shareholders (the “2025 EGM”) and approved, among other things, an amendment to the Company’s amended and restated memorandum and articles of association to (i) extend the date by which the Company would be required to consummate a Business Combination from May 2, 2025 to November 2, 2025 (or such earlier date as determined by the board of directors in its sole discretion) (the “2025 Extension”), and (ii) to permit the Company’s board of directors, in its sole discretion, to elect to wind up operations on, or an earlier date than November 2, 2025. In connection with 2025 EGM, shareholders holding 2,016,792 shares of the Company’s Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $24.67 million (approximately $12.23 per Public Share) was removed from the Trust Account to pay such Public Shareholders.

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

On April 8, 2025, the Company received written notice from the Nasdaq Panel indicating that the Nasdaq Panel had determined to delist its securities from Nasdaq and that trading in its securities would be suspended at the open of trading on April 10, 2025, due to the Company’s failure to comply with the terms of the Nasdaq Panel’s earlier decision. Pursuant to such decision, among other things, the Company was required to complete its initial Business Combination by no later than April 7, 2025. Accordingly, the Nasdaq Panel determined to delist the company’s securities from Nasdaq. The Company’s public securities were suspended from trading on Nasdaq on April 10, 2025. On July 15, 2025, the Form 25-NSE was filed to delist the Company’s securities from Nasdaq.

Following the suspension of trading on Nasdaq, the Units, Public Shares, Public Warrants and Rights are quoted on the Pink tier of the OTC Markets Group Inc. under the symbols “CLRCUF,” “CLRCF,” “CLRCWF,” and “CLRCRF”, respectively.

Going concern and management’s plan

As of June 30, 2025, the Company has a cash balance of $3,909 and a working capital deficit of $6,892,611. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the accompanying unaudited consolidated financial statements. Prior to consummation of a Business Combination, the Company has the ability to secure additional funding from the Sponsor or other related parties. There is no assurance that the Company’s plans to consummate a Business Combination will be successful by November 2, 2025. The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements as of June 30, 2025, and for the three and six months ended June 30, 2025 and 2024 presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the period ending December 31, 2025, or any future period.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on June 25, 2025.

Cash and cash equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. As of June 30, 2025 and December 31, 2024, the Company had a cash balance of $3,909 and $14,384 in its working capital account, respectively.

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

The Company’s cash and cash equivalents held in the Trust Account are classified as cash equivalents. Gains and losses resulting from the change in the balance of the cash and cash equivalents held in Trust Account are included in dividend income on the Trust Account in the accompanying unaudited consolidated statements of operations. Dividend income earned is fully reinvested into the cash and cash equivalents held in Trust Account and therefore considered as an adjustment to reconcile net loss to net cash used in operating activities in the accompanying unaudited consolidated statements of cash flow. Such interest income reinvested will be used to redeem all or a portion of the Class A ordinary shares upon the completion of Business Combination (see Note 1).

At June 30, 2025 and December 31, 2024, the Company had $5,498,808 and $29,381,085 held in the Trust Account, respectively, including dividend income of $581,563 and $740,810 recognized in the six months ended June 30, 2025 and June 30, 2024, respectively.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Use of estimates

The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, the actual results could differ significantly from those estimates.

Ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary Shares (as defined in Note 5) subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Ordinary Shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Ordinary Shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals zero. Accordingly, Ordinary Shares subject to possible redemption are presented at redemption value (plus any interest earned and/or dividends on the Trust Account) as temporary equity, outside of the shareholders’ equity section of the accompanying unaudited consolidated balance sheets.

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

Management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the accompanying unaudited consolidated financial statements. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” In order to determine the net loss attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed loss allocable to both the redeemable shares and non-redeemable shares and the undistributed loss is calculated using the total net loss less interest income in Trust Account less any dividends paid. We then allocated the undistributed loss ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. At June 30, 2025 and 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

The net loss per share presented in the consolidated statement of operations is based on the following:

	Three months ended June 30, 2025	Three months ended June 30, 2024
Net loss	$(172,412)	$(254,323)
Less: Monthly extension fees	50,000	175,000
Less: Dividend income on Trust Account to be allocated to redeemable shares	273,676	368,183
Net loss excluding monthly extension fees and dividend income on Trust Account	$(496,088)	$(797,506)

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended June 30, 2025
	Redeemable shares	Non-redeemable shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including accretion of temporary equity to redemption value and excluding monthly extension fees and dividend income on Trust Account	$(172,583)	$(323,505)
Monthly extension fees	50,000	—
Dividend income on Trust Account	273,676	—
Allocation of net income (loss)	$151,093	$(323,505)

Denominators:
Weighted-average shares outstanding	1,113,307	2,086,875
Basic and diluted net income (loss) per share	$0.14	$(0.16)

	Three months ended June 30, 2024
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity to redemption value and excluding dividend income on Trust Account	$(434,640)	$(362,866)
Monthly extension fees	175,000	—
Dividend income on Trust Account	368,183	—
Allocation of net income (loss)	$108,543	$(362,866)

Denominators:
Weighted-average shares outstanding	2,499,658	2,086,875
Basic and diluted net income (loss) per share	$0.04	$(0.17)

	Six months ended June 30, 2025	Six months ended June 30, 2024
Net loss	$(357,450)	$(581,834)
Less: Monthly extension fees	200,000	400,000
Less: Dividend income on Trust Account to be allocated to redeemable shares	581,563	740,810
Net loss excluding monthly extension fees and dividend income on Trust Account	$(1,139,013)	$(1,722,644)

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six months ended June 30, 2025
	Redeemable shares	Non-redeemable shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including accretion of temporary equity to redemption value and excluding monthly extension fees and dividend income on Trust Account	$(525,188)	$(613,825)
Dividend income on Trust Account	581,563	—
Monthly extension fees	200,000	—
Allocation of net income (loss)	$256,375	$(613,825)

Denominators:
Weighted-average shares outstanding	1,785,531	2,086,875
Basic and diluted net income (loss) per share	$0.14	$(0.29)

	Six months ended June 30, 2024
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity to redemption value and excluding dividend income on Trust Account	$(945,405)	$(777,239)
Dividend income on Trust Account	$740,810	$—
Monthly extension fees	$400,000	$—
Allocation of net income (loss)	$195,405	$(777,239)

Denominators:
Weighted-average shares outstanding	2,538,398	2,086,875
Basic and diluted net income (loss) per share	0.08	$(0.37)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents held in Trust Account	1	$5,498,808	$29,381,085

Except for the foregoing, the Company does not have any assets measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024.

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2025 and December 31, 2024, the Class A ordinary shares reflected on the consolidated balance sheet are reconciled in the following table.

	As of June 30, 2025	As of December 31, 2024
Gross proceeds	$78,750,000	$78,750,000
Less:
Proceeds allocated to public warrants and public rights	(6,898,500)	(6,898,500)
Offering costs of public shares	(4,647,702)	(4,647,702)
Redemption of shares	(81,201,417)	(56,537,577)
Plus:
Accretion of carrying value to redemption value	17,996,427	17,414,864
Monthly extension fees	1,500,000	1,300,000
Ordinary shares subject to possible redemption	$5,498,808	$29,381,085

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

On April 22, 2022, the Sponsor entered into a series of securities transfer agreements, pursuant to which membership interests of the Sponsor correspond to a total of 146,875 Founder Shares were transferred to certain directors and officers of the Company. Of these, membership interests of the Sponsor correspond to 71,875 shares became fully vested upon the consummation of the Company’s IPO in May 2022. The remaining membership interests of the Sponsor correspond to 75,000 shares will vest upon completion of the Company’s initial Business Combination.

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On May 20, 2024, the Sponsor entered into a series of securities transfer agreements pursuant to which membership interests of the Sponsor correspond to 60,300 Founder Shares were transferred to certain directors and officers of the Company. The vesting of these membership interests is contingent solely upon the successful completion of the Company’s initial Business Combination.

On April 2, 2025, the Sponsor entered into a securities transfer agreement pursuant to which membership interests of the Sponsor corresponds to 10,000 Founder Shares were transferred to a certain officer of the Company. The vesting of these membership interests is contingent solely upon the successful completion of the Company’s initial Business Combination.

Following the Founder Share Conversion and the Extension Redemptions, and as of June 30, 2025, there were 2,535,305 Class A Ordinary Shares and one Class B Ordinary Share issued and outstanding and the Sponsor holds approximately 77.65% of the issued and outstanding Ordinary Shares.

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

On September 21, 2022, the Company entered into a loan agreement with Eternal in the principal amount of up to $180,000, on an unsecured basis and bearing no interest (the “Second Eternal Loan”). The Second Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is December 31, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Second Eternal Loan Amendment. As of June 30, 2025 and December 31, 2024, the outstanding balance of the Second Eternal Loan was $170,603 and no interest was accrued.

Additionally, on November 12, 2022, the Company entered into a loan agreement with Eternal in the principal amount of up to $300,000, on an unsecured basis and bearing no interest (the “Third Eternal Loan”). The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023. The maturity date is December 31, 2025 or, if earlier, the date of the consummation of the initial Business Combination, as amended by the Third Eternal Loan Amendment. As of June 30, 2025 and December 31, 2024, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, the Company entered into a loan agreement with Eternal in the principal amount of up to $50,000, on an unsecured basis and bearing no interest (the “Fourth Eternal Loan”). The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is the earlier of December 31, 2025 or the date of the consummation of the initial Business Combination, as amended by the Fourth Eternal Loan Amendment. As of June 30, 2025 and December 31, 2024, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued

On April 12, 2023, the Company entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest (the “Fifth Eternal Loan”). The Fifth Eternal Loan was available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date is December 31, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Fifth Eternal Loan Amendment. As of June 30, 2025 and December 31, 2024, the outstanding balance of the Fifth Eternal Loan was $500,000 and $500,000, respectively, and no interest was accrued.

On November 1, 2023, the Company entered into a loan agreement with Eternal in the principal amount of up to $335,000 on an unsecured basis and bearing no interest (the “Sixth Eternal Loan”). The Sixth Eternal Loan was available to be drawn down from November 1, 2023. The maturity date is December 31, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Sixth Eternal Loan Amendment. In the event the Company not repay the Sixth Eternal Loan within 10 days of the consummation of the initial Business Combination, the Company will pay an interest of five percent (5%) per month to Eternal until the date of repayment of the Sixth Eternal Loan. As of June 30, 2025 and December 31, 2024, the outstanding balance of the Sixth Eternal Loan was $335,000 and $335,000, respectively, and no interest was accrued.

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

On August 5, 2024, the Company entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $1,500,000, on an unsecured basis and bearing no interest (the “Seventh Eternal Loan”). The Seventh Eternal Loan was available for drawdown in unlimited number of installments in the period from August 3, 2024 to June 30, 2025. The final repayment date is December 31, 2025 or, if earlier, the date of the consummation of the initial Business Combination of us. As of June 30, 2025, the Company borrowed an additional $268,460 beyond the initial terms of the Seventh Eternal Loan. As of June 30, 2025 and December 31, 2024, the outstanding balance of the Seventh Eternal Loan was $1,768,460 and $1,718,460, respectively and no interest was accrued.

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

Gluon Renewable Energies Limited Loan

On November 1, 2024, we entered into a loan agreement with Gluon Renewable Energies for a loan of $20,000 to assist with short term cash demands. We agreed to repay the principal amount of $20,000, plus $1 interest, on or before February 28, 2025. The repayment deadline was subsequently extended to December 31, 2025.

From May 16, 2025 to June 16, 2025, Gluon Renewable Energies Limited made payments totaling $365,017 on behalf of the Company. These payments include, but are not limited to, the $50,000 deposits, made in arrears, for the March 2, 2025 and April 2, 2025 period, as required under the 2024 Extension Note. Other disbursements were for late vendor invoices and the insurance renewal. As of June 30, 2025, the outstanding balance of the loan from Gluon Renewable Energies Limited was $385,017 and $1 of interest was accrued.

Promissory Note

In connection with the 2023 Extension, on May 2, 2023, the Company issued a convertible promissory note in the aggregate principal amount of $900,000 to the Sponsor, which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in the 2023 Redemptions. The Sponsor agreed to pay $75,000 per month until the completion of an initial Business Combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by the Board in its sole discretion). The 2023 Extension Note (as defined below) bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the Company’s liquidation. On November 3, 2023, the Company issued an amended and restated promissory note to such promissory note (as amended and restated, the “2023 Extension Note”). Per the 2023 Extension Note, if the Company does not repay the 2023 Extension Note within five days of the maturity date, five percent (5%) interest per month will accrue on the unpaid principal balance until the 2023 Extension Note is fully repaid. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants (the “Conversion Warrants”) at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants. The Company has determined that the fair value of the 2023 Extension Note is par value. As of June 30, 2025 and December 31, 2024, the outstanding balance of the 2023 Extension Note was $900,000 and $900,000, respectively, and no interest was accrued.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On April 30, 2024, the Company issued a convertible promissory note in the aggregate principal amount of $600,000 to the Sponsor (the “2024 Extension Note”), which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in the 2024 Redemptions. The Sponsor agreed to pay $50,000 per month that is needed to complete an initial Business Combination, commencing on May 2, 2024 and continuing through May 2, 2025 (or such earlier date as determined by the Board in its sole discretion). The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the Company’s liquidation. At any time prior to the payment in full of the principal balance of the 2024 Extension Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants. The Company has determined that the fair value of the 2024 Extension Note is par value. As of June 30, 2025 and December 31, 2024, the outstanding balance of the 2024 Extension Note was $500,000 and $400,000, respectively.

On June 20, 2025, the Company issued a promissory note in the aggregate principal amount of $107,623 to the Sponsor (the “2025 Extension Note”), which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2025 Extension. The Sponsor agreed to pay $0.04 per unredeemed share per month that the Board of Directors decides to take to complete an initial Business Combination, commencing on May 2, 2025 and continuing through November 2, 2025 (or such earlier date as determined by the Board of Directors in its sole discretion). The 2025 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the liquidation. As of September 25, 2025, one monthly installment of the 2025 Extension Note had been paid, and four monthly installments of approximately $71,748 (not including applicable interest) remained outstanding and still need to be deposited into the Trust Account to support the 2025 Extension.

Administrative Service Fee

The Company entered into an administrative services agreement with the Sponsor on April 27, 2022 whereby the Sponsor was to perform certain services for the Company for a monthly fee of $10,000 (as assigned, the “Administrative Services Agreement”). On May 2, 2022, the Sponsor entered into an assignment agreement with Gluon Group, an affiliate of the Company (“Gluon”), to provide the services detailed in the Administrative Service Agreement. Per Regnarsson, our Chief Executive Officer and a director, is the Managing Partner of Gluon Partners, LLP (“Gluon”). As of June 30, 2025 and December 31, 2024, $45,186 and $39,187 has been paid to Gluon Group for such services and an additional $358,941 and $304,941, respectively, has been accrued.

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Transaction Expenses

On May 31, 2022, the Company entered into an agreement (the “EGS Agreement”) with Ellenoff, Grossman & Schole LLP (“EGS”) to (x) act as U.S. securities council to us in connection with pending acquisition targets for the Company to acquire consistent with its Initial Public Offering and (y) assist in U.S. securities work related to the initial Business Combination. The fee structure for this agreement is as follows: (i) an upfront retainer of $37,500, (ii) billing on an hourly basis for time, (iii) each month fifty percent (50%) of the amount billed shall be due and owing, (iv) the remaining fifty percent (50%) not paid, on a monthly basis, will be deferred until the closing of the initial Business Combination and will be paid with a twenty percent (20%) premium. As of June 30, 2025, and December 31, 2024, the total outstanding billed amount for services provided by EGS is $999,985 and $932,285 of which $499,993 and $466,143 (50% of the outstanding balance), respectively, is considered outstanding per the terms of the EGS Agreement and is included in accrued liabilities on the accompanying unaudited consolidated balance sheets. As the initial Business Combination cannot be deemed probable as of June 30, 2025 and December 31, 2024, respectively, and payment of the deferred portion of the outstanding balance is contingent upon a successful initial Business Combination, no amount was accrued for the deferred portion of the outstanding amount or the premium.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 7. SHAREHOLDERS’ EQUITY

Class A Ordinary Shares

The Company is authorized to issue 479,000,000 Class A Ordinary Shares with a par value of  $0.0001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each Class A Ordinary Share held. As of June 30, 2025 and December 31, 2024, there were 2,086,874 and 2,086,874 Class A Ordinary Shares issued and outstanding, respectively.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B Ordinary Shares with a par value of  $0.0001 per share. Holders of the Company’s Class B Ordinary Shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there was one Class B Ordinary Share outstanding, respectively.

Preference Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were no preferred shares outstanding.

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Share issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A Ordinary Share issuable upon exercise of the Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the warrant agreement, dated April 27, 2022 the Company entered into with Continental Stock Transfer & Trust Company, as Warrant agent (the “Warrant Agreement”). If a registration statement covering the Ordinary Shares issuable upon exercise of the Warrants is not effective by the ninetieth (90th) day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Formation and operating costs	$416,088	$592,646
Dividend income on Trust Account	273,676	368,183

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Formation and operating costs	$879,013	$1,262,807
Dividend income on Trust Account	581,563	740,810

The CODM reviews interest earned on the Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the consolidated statements of operations and described within their respective disclosures.

NOTE 9. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the consolidated balance sheet date but before the consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2025, up through the date the Company issued the consolidated financial statements.

On July 15, 2025, Nasdaq filed a Form 25 NSE notifying the Company of its removal from listing on the securities exchange.

On September 2, 2025, the Company and Eternal entered into an amendment to the various loan agreements to extend the maturity dates of the existing term loan agreements. The maturity dates for the various loan agreements between the Company and Eternal, previously set for June 30, 2025, were extended to December 31, 2025. All other material terms of the loan agreements remain unchanged.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On September 19, 2025, ClimateRock Holdings Limited (“Pubco”), a subsidiary of the Company, entered into a Purchase Agreement with Helena Global Investment Opportunities I Ltd. (the “Investor”) providing for up to $75.0 million in future equity financing following the consummation of the Business Combination. At the closing of the Business Combination, Pubco will issue or transfer 250,000 Class A ordinary shares to the Investor as a commitment fee.

Following completion of the Business Combination and effectiveness of a resale registration statement, Pubco may, from time to time during a 36-month period, require the Investor to purchase shares with an aggregate value of up to $75.0 million. Each drawdown may not exceed the lesser of (i) $5.0 million or (ii) 50% of Pubco’s average daily trading volume over the ten trading days preceding the advance notice. The purchase price per share will generally be 100% of the lowest daily volume-weighted average price during the applicable pricing period, subject to adjustment as set forth in the agreement. The Investor may not hold more than 4.99% of Pubco’s outstanding ordinary shares at any time. Proceeds are expected to be used for working capital and general corporate purposes.

On September 19, 2025, Pubco also entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors. The SPA provides for the issuance of up to an aggregate of $11.0 million principal amount of senior convertible promissory notes (the “Notes”) to purchase Class A ordinary shares of Pubco, in three tranches:

●	Initial tranche: $4.8 million principal amount of Notes (issued with an $0.8 million original issue discount), to close concurrently with the Business Combination, together with related Warrants.

●	Second tranche: $1.2 million principal amount of Notes (issued with a $0.2 million original issue discount), to be funded following the filing of a resale registration statement.

●	Third tranche: up to $5.0 million principal amount of Notes, subject to satisfaction of conditions including maintenance of an average closing VWAP above $1.50.

The SPA also provides for the issue of accompanying warrants to purchase a number of Class A Ordinary Shares equal in value to $2.5 million (the “Warrants”)

The Notes are senior obligations of Pubco, other than project-level indebtedness.

In connection with the SPA, the lead Investor is entitled to receive 3,450,000 Class A ordinary shares (the “Advanced Shares”), which are fully earned as of the date of the SPA and receivable at the Business Combination’s closing. Net proceeds from the sale of the Advanced Shares are to be applied against the initial and second tranches of the Notes, with any remaining Advanced Shares to be returned to Pubco once the lead Investor has received $6.0 million in aggregate proceeds.

The third tranche of notes (and any remaining notes from the initial and second tranches) are convertible into Class A ordinary shares at 93% of the market price. If the third tranche of notes is funded (i.e. the issuance conditions are satisfied), then the Warrants are cancelled. If those conditions are not met, then the Warrants remain exercisable at 93% of the market price.

The SPA contains customary covenants, representations and indemnification obligations, including restrictions on variable rate financings and at-the-market equity offerings without the Investors’ consent. Proceeds from the SPA are expected to be used for general working capital and transaction expenses.

On September 22, 2025, Gluon Renewable Energies Ltd. made payments of approximately $60,000 on behalf of the Company to cover transaction-related expenses. The amount is non-interest-bearing, unsecured and payable on demand.

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

As of June 30, 2025, we had not yet commenced any operations. All activity through June 30, 2025 relates to the our formation and our Initial Public Offering, which is described below, and post-Initial Public Offering, searching for a target to consummate and consummating an initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering. We have selected December 31 as our fiscal year end.

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

Recent Developments

On July 15, 2025, Nasdaq filed a Form 25 NSE notifying us of our removal from listing from their securities exchange.

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

In connection with the 2025 Extension, the Sponsor and its designees agreed to contribute an amount equal to $107,623 ($0.04 per Public Share that is not redeemed), for each calendar month (commencing on May 2, 2025 and ending on the 1st day of each subsequent month) until November 2, 2025 (each, an “Extension Period”). As a result, on June 20, 2025, we issued the 2025 Extension Note in the aggregate principal amount of $107,623 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2025 Extension. As of September 25, 2025, one monthly installment of the 2025 Extension Note had been paid, and four monthly installments of approximately $71,748 (not including applicable interest) remained outstanding and still need to be deposited into the Trust Account to support the 2025 Extension.

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

Following the Founder Share Conversion and the Extension Redemptions, and as of June 30, 2025, there were 2,535,305 Class A Ordinary Shares and one Class B Ordinary Share issued and outstanding and the Sponsor holds approximately 77.65% of the issued and outstanding Ordinary Shares.

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

On September 19, 2025, ClimateRock Holdings Limited, a subsidiary of the Company, entered into a Purchase Agreement with Helena Global Investment Opportunities I Ltd. (the “Investor”) providing for up to $75.0 million in future equity financing following the consummation of the Business Combination. At the closing of the Business Combination, the Company will issue 250,000 Class A ordinary shares to the Investor as a commitment fee.

On September 19, 2025, ClimateRock Holdings Limited also entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors. The SPA provides for the issuance of up to an aggregate of $11.0 million principal amount of senior convertible promissory notes (the “Notes”) and accompanying warrants (the “Warrants”) to purchase Class A ordinary shares of the Company, in three tranches.

For a full description of the GreenRock Business Combination Agreement and the proposed GreenRock Business Combination, please see the Registration Statement on Form F-4 filed by Pubco in connection with the GreenRock Business Combination on January 26, 2024, as amended and as may be further amended from time to time.

Results of Operations

Our entire activity since inception up to June 30, 2025 has been related to our formation and our Initial Public Offering, and we will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering. We also expect to continue to incur increased expenses as a result of becoming a public company (i.e., for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses in search for a target to consummate an initial Business Combination.

For the three months ended June 30, 2025, the Company reported a net loss of $172,412, comprised of $273,676 of dividend income earned on the Trust Account offset by formation and operating costs of $416,088 and administrative service fees - related party of $30,000.

For the three months ended June 30, 2024, the Company reported a net loss of $254,323, comprised of $368,183 of dividend income earned on the Trust Account offset by formation and operating costs of $592,646 and administrative success fees - related party of $30,000.

Liquidity, Capital Reserves and Going Concern

Initial Public Offering

On May 2, 2022, we consummated our Initial Public Offering of 7,875,000 Units, including 375,000 Option Units that were issued pursuant to the partial exercise of the Over-Allotment Option. Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, we sold 3,762,500 Private Placement Warrants, including 112,500 Private Placement Warrants that were issued pursuant to the partial exercise of the Over-Allotment Option. From the proceeds of the Initial Public Offering and Private Placement Warrants, we retained approximately $1,100,000 for working capital needs after transfer of proceeds to the Trust Account and payment of expenses related to the Initial Public Offering and directors’ and officers’ insurance. As of June 30, 2025 and December 31, 2024, there was $3,909 and $14,384 in cash held outside the Trust Account, respectively.

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

On September 21, 2022, we entered into a loan agreement with Eternal in the principal amount of up to $180,000, on an unsecured basis and bearing no interest. The Second Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is December 31, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Second Eternal Loan Amendment. As of June 30, 2025 and December 31, 2024, the outstanding balance of the Second Eternal Loan was $170,603 and no interest was accrued.

Additionally, on November 12, 2022, we entered into a loan agreement with Eternal in the principal amount of up to $300,000, on an unsecured basis and bearing no interest. The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023. The maturity date is December 31, 2025 or, if earlier, the date of the consummation of the initial Business Combination, as amended by the Third Eternal Loan Amendment. As of June 30, 2025 and December 31, 2024, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, we entered into a loan agreement with Eternal in the principal amount of up to $50,000, on an unsecured basis and bearing no interest. The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is the earlier of December 31, 2025 or the date of the consummation of the initial Business Combination, as amended by the Fourth Eternal Loan Amendment. As of June 30, 2025 and December 31, 2024, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

On April 12, 2023, we entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest. The Fifth Eternal Loan was available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date is December 31, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Fifth Eternal Loan Amendment. As of June 30, 2025 and December 31, 2024, the outstanding balance of the Fifth Eternal Loan was $500,000 and $500,000, respectively, and no interest was accrued.

On November 1, 2023, we entered into a loan agreement with Eternal in the principal amount of up to $335,000 on an unsecured basis and bearing no interest. The Sixth Eternal Loan was available to be drawn down from November 1, 2023. The maturity date is December 31, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Sixth Eternal Loan Amendment. In the event we do not repay the Sixth Eternal Loan within 10 days of the consummation of the initial Business Combination of us, we will pay an interest of five percent (5%) per month to Eternal until the date of repayment of the Sixth Eternal Loan. As of June 30, 2025 and December 31, 2024, we borrowed an additional $0 and $0, respectively, beyond the initial terms of the Sixth Eternal Loan. As of June 30, 2025 and December 31, 2024, the outstanding balance of the Sixth Eternal Loan was $335,000 and $335,000, respectively, and no interest was accrued.

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

On August 5, 2024, we entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $1,500,000, on an unsecured basis and bearing no interest. The Seventh Eternal Loan was available for drawdown in unlimited number of installments in the period from August 3, 2024 to June 30, 2025. The final repayment date is December 31, 2025 or, if earlier, the date of the consummation of the initial Business Combination. As of June 30, 2025, we borrowed an additional $268,460, beyond the initial terms of the Seventh Eternal Loan. As of June 30, 2025 and December 31, 2024, the outstanding balance of the Seventh Eternal Loan was $1,768,460 and $1,718,460, respectively and no interest was accrued.

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

Gluon Renewable Energies Limited Loan

On November 1, 2024, we entered into a loan agreement with Gluon Renewable Energies for a loan of $20,000 to assist with short term cash demands. We agreed to repay the principal amount of $20,000, plus $1 interest, on or before February 28, 2025. The repayment deadline was subsequently extended to December 31, 2025. As of June 30, 2025, the balance was $20,000.

From May 16, 2025 to June 16, 2025, Gluon Renewable Energies Limited made payments totaling $365,017 on behalf of the Company. These payments include, but are not limited to, the $50,000 deposits, made in arrears, for the March 2, 2025 and April 2, 2025 period, as required under the 2024 Extension Note. Other disbursements were for late vendor invoices and the insurance renewal. As of June 30, 2025, the outstanding balance of the loan from Gluon Renewable Energies Limited was $385,017 and $1 of interest was accrued.

Promissory Note

On May 2, 2023, we issued the 2023 Extension Note in the aggregate principal amount of $900,000 to the Sponsor, which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2023 Extension. The Sponsor agreed to pay $75,000 per month until the completion of an initial Business Combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by our Board of Directors in its sole discretion). The 2023 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. Per the 2023 Extension Note, as amended, if we do not repay the 2023 Extension Note within five days of the maturity date, five percent (5%) interest per month will accrue on the unpaid principal balance until the 2023 Extension Note is fully repaid. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the Initial Public Offering. We have determined that the fair value of the 2023 Extension Note is par value. As of June 30, 2025 and December 31, 2024, the outstanding balance of the 2023 Extension Note was $900,000 and $900,000, respectively, and no interest was accrued.

On April 30, 2024, we issued the 2024 Extension Note in the aggregate principal amount of $600,000 to the Sponsor, which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 Extension. The Sponsor agreed to pay $50,000 per month that the Board of Directors decides to take to complete an initial Business Combination, commencing on May 2, 2024 and continuing through May 2, 2025 (or such earlier date as determined by our Board of Directors in its sole discretion). The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the Initial Public Offering. We have determined that the fair value of the 2024 Extension Note is par value. As of June 30, 2025 and December 31, 2024, the outstanding balance of the 2024 Extension Note was $500,000 and $400,000, respectively, and no interest was accrued.

On June 20, 2025, we issued the 2025 Extension Note in the aggregate principal amount of $107,623 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2025 Extension. The Sponsor agreed to pay $0.04 per unredeemed share per month that the Board of Directors decides to take to complete an initial Business Combination, commencing on May 2, 2025 and continuing through November 2, 2025 (or such earlier date as determined by our Board of Directors in its sole discretion). The 2025 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. As of September 25, 2025, one monthly installment of the 2025 Extension Note had been paid, and four monthly installments of approximately $71,748 (not including applicable interest) remained outstanding and still need to be deposited into the Trust Account to support the 2025 Extension.

Going Concern

As of June 30, 2025, we had a cash balance of $3,909 and a working capital deficit of $6,892,611. We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern one year from the issuance date of the unaudited consolidated financial statements contained elsewhere in this Report. Prior to consummation of a Business Combination, we have the ability to secure additional funding from the Sponsor or other related parties. There is no assurance that our plans to consummate a Business Combination will be successful by November 2, 2025. The unaudited consolidated financial statements contained elsewhere in this Report do not include any adjustment that might result from the outcome of this uncertainty.

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

Transaction Expenses

On May 31, 2022, we entered into an agreement (the “EGS Agreement”) with Ellenoff, Grossman & Schole LLP (“EGS”) to (x) act as U.S. securities council to us in connection with pending acquisition targets for us to acquire consistent with our Initial Public Offering and (y) assist in U.S. securities work related to the initial Business Combination. The fee structure for this agreement is as follows: (i) an upfront retainer of $37,500, (ii) billing on an hourly basis for time, (iii) each month fifty percent (50%) of the amount billed shall be due and owing, (iv) the remaining fifty percent (50%) not paid, on a monthly basis, will be deferred until the closing of the initial Business Combination and will be paid with a twenty percent (20%) premium. As of June 30, 2025, and December 31, 2024, the total outstanding billed amount for services provided by EGS is $999,985 and $932,285 of which $499,993 and $466,143 (50% of the outstanding balance), respectively, is considered outstanding per the terms of the EGS Agreement and is included in accrued liabilities on the consolidated balance sheet of the unaudited consolidated financial statements contained elsewhere in this Report. As the initial Business Combination cannot be deemed probable as of June 30, 2025 and December 31, 2024, respectively, and payment of the deferred portion of the outstanding balance is contingent upon a successful initial Business Combination, no amount was accrued for the deferred portion of the outstanding amount or the premium.

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

On April 22, 2022, the Sponsor entered into a series of securities transfer agreements, pursuant to which membership interests of the Sponsor correspond to a total of 146,875 Founder Shares were transferred to certain directors and officers of the Company. Of these, 71,875 shares became fully vested upon the consummation of the Company’s IPO in May 2022. The remaining membership interests of the Sponsor correspond to 75,000 shares will vest upon completion of the Company’s initial Business Combination.

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

On May 20, 2024, the Sponsor entered into a series of securities transfer agreements, pursuant to which membership interests of the Sponsor correspond to a total of 60,300 Founder Shares were transferred to certain directors and officers of the Company. These membership interests remain unvested as of June 30, 2025 as they will vest only upon completion of the business combination.

On April 2, 2025, the Sponsor entered into a securities transfer agreement pursuant to which membership interests of the Sponsor correspond to 10,000 Founder Shares were transferred to a certain officer of the Company. These membership interests remain unvested as of June 30, 2025 as they will vest only upon completion of the business combination.

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

On September 21, 2022, we entered into a loan agreement with Eternal in the principal amount of up to $180,000, on an unsecured basis and bearing no interest. The Second Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is December 31, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Second Eternal Loan Amendment. As of June 30, 2025 and December 31, 2024, the outstanding balance of the Second Eternal Loan was $170,603 and no interest was accrued.

Additionally, on November 12, 2022, we entered into a loan agreement with Eternal in the principal amount of up to $300,000, on an unsecured basis and bearing no interest. The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023. The maturity date is December 31, 2025 or, if earlier, the date of the consummation of the initial Business Combination, as amended by the Third Eternal Loan Amendment. As of June 30, 2025 and December 31, 2024, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, we entered into a loan agreement with Eternal in the principal amount of up to $50,000, on an unsecured basis and bearing no interest. The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is the earlier of December 31, 2025 or the date of the consummation of the initial Business Combination, as amended by the Fourth Eternal Loan Amendment. As of June 30, 2025 and December 31, 2024, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

On April 12, 2023, we entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest. The Fifth Eternal Loan was available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date is December 31, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Fifth Eternal Loan Amendment. As of June 30, 2025 and December 31, 2024, the outstanding balance of the Fifth Eternal Loan was $500,000 and $500,000, respectively, and no interest was accrued.

On November 1, 2023, we entered into a loan agreement with Eternal in the principal amount of up to $335,000 on an unsecured basis and bearing no interest. The Sixth Eternal Loan was available to be drawn down from November 1, 2023. The maturity date is December 31, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Sixth Eternal Loan Amendment. In the event we do not repay the Sixth Eternal Loan within 10 days of the consummation of the initial Business Combination of us, we will pay an interest of five percent (5%) per month to Eternal until the date of repayment of the Sixth Eternal Loan. As of June 30, 2025 and December 31, 2024, the outstanding balance of the Sixth Eternal Loan was $335,000 and $335,000, respectively, and no interest was accrued.

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

On August 5, 2024, we entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $1,500,000, on an unsecured basis and bearing no interest. The Seventh Eternal Loan was available for drawdown in unlimited number of installments in the period from August 3, 2024 to June 30, 2025. The final repayment date is December 31, 2025 or, if earlier, the date of the consummation of the initial Business Combination. As of June 30, 2025, we borrowed an additional $268,460, beyond the initial terms of the Seventh Eternal Loan. As of June 30, 2025 and December 31, 2024, the outstanding balance of the Seventh Eternal Loan was $1,768,460 and $1,718,460, respectively and no interest was accrued.

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

Gluon Renewable Energies Limited Loan

On November 1, 2024, we entered into a loan agreement with Gluon Renewable Energies Limited for a loan of $20,000 to assist with short term cash demands. We agreed to repay the principal amount of $20,000, plus $1 interest, on or before February 28, 2025. The repayment deadline was subsequently extended to December 31, 2025. As of June 30, 2025, the balance was $20,000.

From May 16, 2025 to June 16, 2025, Gluon Renewable Energies Limited made payments totaling $365,017 on behalf of the Company. These payments include, but are not limited to, the $50,000 deposits, made in arrears, for the March 2, 2025 and April 2, 2025 period, as required under the 2024 Extension Note. Other disbursements were for late vendor invoices and the insurance renewal. As of June 30, 2025, the outstanding balance of the loan from Gluon Renewable Energies Limited was $385,017 and $1 of interest was accrued.

Promissory Note

On May 2, 2023, we issued the 2023 Extension Note in the aggregate principal amount of $900,000 to the Sponsor, which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2023 Extension. The Sponsor agreed to pay $75,000 per month until the completion of an initial Business Combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by our Board of Directors in its sole discretion). The 2023 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. Per the 2023 Extension Note, as amended, if we do not repay the 2023 Extension Note within five days of the maturity date, five percent (5%) interest per month will accrue on the unpaid principal balance until the 2023 Extension Note is fully repaid. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the Initial Public Offering. We have determined that the fair value of the 2023 Extension Note is par value. As of June 30, 2025 and December 31, 2024, the outstanding balance of the 2023 Extension Note was $900,000 and $900,000, respectively, and no interest was accrued.

On April 30, 2024, we issued the 2024 Extension Note in the aggregate principal amount of $600,000 to the Sponsor, which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 Extension. The Sponsor agreed to pay $50,000 per month that the Board of Directors decides to take to complete an initial Business Combination, commencing on May 2, 2024 and continuing through May 2, 2025 (or such earlier date as determined by our Board of Directors in its sole discretion). The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the Initial Public Offering. We have determined that the fair value of the 2024 Extension Note is par value. As of June 30, 2025 and December 31, 2024, the outstanding balance of the 2024 Extension Note was $500,000 and $400,000, respectively, and no interest was accrued. As of June 30, 2025, the March and April extension payments totaling $100,000 were not paid by the Sponsor. We deposited the March and April extension payments totaling $100,000 into the Trust Account using proceeds from the loan from Gluon Renewable Energies Limited.

On June 20, 2025, we issued the 2025 Extension Note in the aggregate principal amount of $107,623 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2025 Extension. The Sponsor agreed to pay $0.04 per unredeemed share per month that the Board of Directors decides to take to complete an initial Business Combination, commencing on May 2, 2025 and continuing through November 2, 2025 (or such earlier date as determined by our Board of Directors in its sole discretion). The 2025 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. As of September 25, 2025, one monthly installment of the 2025 Extension Note had been paid, and four monthly installments of approximately $71,748 (not including applicable interest) remained outstanding and still need to be deposited into the Trust Account to support the 2025 Extension.

Administrative Service Fee

We entered into the Administrative Services Agreement with the Sponsor on April 27, 2022, pursuant to which the Sponsor performed certain services for us for a monthly fee of $10,000. On May 2, 2022, the Sponsor entered into an assignment agreement with Gluon Group, an affiliate of our Company, to provide the services detailed in the Administrative Service Agreement. Per Regnarsson, our Chief Executive Officer and a director, is the Managing Partner of Gluon. As of June 30, 2025 and December 31, 2024, $45,186 and $39,187 has been paid to Gluon Group for such services and an additional $358,942 and $304,941, respectively, has been accrued.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary Shares (as defined in Note 5) subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Ordinary Shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Ordinary Shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals zero. Accordingly, Ordinary Shares subject to possible redemption are presented at redemption value (plus any interest earned and/or dividends on the Trust Account) as temporary equity, outside of the shareholders’ equity section of the accompanying unaudited consolidated balance sheets.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” In order to determine the net loss attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed loss allocable to both the redeemable shares and non-redeemable shares and the undistributed loss is calculated using the total net loss less interest income in Trust Account less any dividends paid. We then allocated the undistributed loss ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. At June 30, 2025 and 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Certifying Officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective at the reasonable assurance level as of June 30, 2025, due to the material weaknesses in internal control over financial reporting described in the Explanatory Note and in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on June 25, 2025. In addition, in the course of preparing the financial statements as of and for the three and six months ended June 30, 2025, management identified a material weakness in its internal control over financial reporting related to the under accrual of legal fees.

Management is redesigning and implementing existing and additional controls to remediate these material weaknesses. Notwithstanding the identified material weaknesses and management’s assessment that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2025, management believes that the interim financial statements and footnote disclosures included in this Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, cash flows and disclosures as of and for the periods presented in accordance with generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

Other than as discussed above, during the quarter ended June 30, 2025, there have been no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) Annual Reports on Form 10-K for the years ended December 31, 2024 and December 31, 2023, as filed with the SEC on June 25, 2025 and March 18, 2024 and amended on March 15, 2024, respectively, and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2024, September 30, 2023, and June 30, 2023, as filed with the SEC on November 11, 2024, November 11, 2023 and amended on March 15, 2024, and August 14, 2023 and amended on March 15, 2024, and May 8, 2023 and amended on March 15, 2024, respectively, and (iv) definitive proxy statement on Schedule 14A, as filed with the SEC on April 17, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to GreenRock and the GreenRock Business Combination, please see the Registration Statement on Form F-4 filed by Pubco in connection with the GreenRock Business Combination on January 26, 2024, as amended on March 29, 2024 and as may be further amended from time to time.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2025. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting as of June 30, 2025 relating to related to the under accrual of legal fees. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 – April 30, 2025	—	—	—	—

May 1 – May 31, 2025	2,016,792	$12.23	—	—

June 1 – June 30, 2025	—	—	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2025, the Company had outstanding borrowings from Eternal in the aggregate amount of $3,509,080. The loans are non-interest bearing, unsecured, and were payable on June 30, 2025. On September 2, 2025, the Company and Eternal agreed to amend the maturity date to December 31, 2025 or, if earlier, the date of the consummation of the initial Business Combination of the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

On September 19, 2025, ClimateRock Holdings Limited, a subsidiary of the Company, entered into a Purchase Agreement with the Investor providing for up to $75.0 million in future equity financing following the consummation of the Business Combination. At the closing of the Business Combination, the Company will issue 250,000 Class A ordinary shares to the Investor as a commitment fee.

On September 19, 2025, ClimateRock Holdings Limited also entered into an SPA with certain institutional investors. The SPA provides for the issuance of up to an aggregate of $11.0 million principal amount of the Notes and accompanying Warrants to purchase Class A ordinary shares of the Company, in three tranches.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
4.1*	Form of Convertible Promissory Note
4.2*	Form of Warrant
10.1*	Amendment to Loan Agreements, dated September 2, 2025, by and between ClimateRock and Eternal BV
10.2*	Extension of Agreement, dated September 11, 2025, by and between ClimateRock and Gluon Renewable Energies Limited
10.3*	Securities Purchase Agreement, dated September 19, 2025, by and between ClimateRock Holdings Limited and Helena Global Investment Opportunities I Ltd.
10.4*	Equity Line of Credit Purchase Agreement, dated September 19, 2025, by and between ClimateRock Holdings Limited and Helena Global Investment Opportunities I Ltd.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 25, 2025	CLIMATEROCK

	By:	/s/ Per Regnarsson
Per Regnarsson
Chief Executive Officer

	By:	/s/ Michael Geary
Michael Geary
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)