Form 10-Q
period 2025-09-30
ClimateRock
filed 2025-10-30
CIK 1903392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 15, 2025, there were 2,535,305 Class A ordinary shares, par value $0.0001 per share, and one Class B ordinary share, par value $0.0001 per share, issued and outstanding.

CLIMATEROCK
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CLIMATEROCK
CONSOLIDATED BALANCE SHEETS

	September 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Current assets
Cash	$6,194	$14,384
Total current assets	6,194	14,384

Non-current assets
Cash and cash equivalents held in Trust Account	5,574,021	29,381,085
Total non-current assets	5,574,021	29,381,085

TOTAL ASSETS	$5,580,215	$29,395,469

LIABILITIES, COMMITMENTS AND CONTINGENCIES, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities	$2,100,229	$1,088,977
Administrative service fee payable - related party	388,941	304,941
Loan payable - related parties	3,454,216	3,074,064
Convertible promissory note payable - related party	1,517,937	1,300,000
Total current liabilities	$7,461,323	$5,767,982

Non-current liabilities
Deferred underwriting commission payable	2,362,500	2,362,500
Total non-current liabilities	2,362,500	2,362,500

TOTAL LIABILITIES	$9,823,823	$8,130,482

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares, $0.0001 par value, subject to possible redemption. 448,431 and 2,465,223 shares at redemption value of $12.43 and $11.92 per share, including dividends earned on Trust Account, at September 30, 2025 and December 31, 2024, respectively	5,574,021	29,381,085
Total commitments and contingencies	5,574,021	29,381,085

SHAREHOLDERS’ DEFICIT
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 2,086,874 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively (excluding 448,431 and 2,465,223 shares subject to possible redemption as of September 30, 2025 and December 31, 2024, respectively.)	209	209
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1 share issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	—
Accumulated deficit	(9,817,838)	(8,116,307)
Total shareholders’ deficit	(9,817,629)	(8,116,098)

TOTAL LIABILITIES, COMMITMENTS AND CONTINGENCIES, AND SHAREHOLDERS’ DEFICIT	$5,580,215	$29,395,469

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLIMATEROCK
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine months Ended September 30, 2025	Nine months Ended September 30, 2024
Operating expenses
Formation and operating costs	$514,581	$165,800	$1,393,594	$1,428,607
Administrative service fees - related party	30,000	30,000	90,000	90,000
Net loss from operations	(544,581)	(195,800)	(1,483,594)	(1,518,607)

Other income
Interest income	—	—	—	163
Dividend income on Trust Account	57,276	368,522	638,839	1,109,332
Total other income	57,276	368,522	638,839	1,109,495

Net (loss) income and total comprehensive income	$(487,305)	$172,722	$(844,755)	$(409,112)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	448,431	2,465,223	1,334,933	2,513,828
Non-redeemable ordinary shares, basic and diluted	2,086,875	2,086,875	2,086,875	2,086,875
Basic and diluted income (loss) earnings per share
Redeemable ordinary shares, basic and diluted	$(0.05)	0.13	$0.14	0.21
Non-redeemable ordinary shares, basic and diluted	$(0.22)	(0.08)	$(0.50)	$(0.45)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLIMATEROCK
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND SEPTEMBER 30, 2024

	CLASS A ORDINARY SHARES		CLASS B ORDINARY SHARES		PREFERENCE SHARES		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL SHAREHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
Balances - January 1, 2024	2,086,874	$209	1	$—	—	$—	$—	$(5,581,192)	$(5,580,983)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(597,627)	(597,627)
Net loss	—	—	—	—	—	—	—	(327,511)	(327,511)
Balances - March 31, 2024	2,086,874	209	1	—	—	—	—	(6,506,330)	(6,506,121)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(543,183)	(543,183)
Net loss	—	—	—	—	—	—	—	(254,323)	(254,323)
Balances - June 30, 2024	2,086,874	$209	1	$—	—	$—	$—	$(7,303,836)	$(7,303,627)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(518,522)	(518,522)
Net income	—	—	—	—	—	—	—	172,722	172,722
Balances - September 30, 2024	2,086,874	$209	1	$—	—	$—	$—	$(7,649,636)	$(7,649,427)

Balances - January 1, 2025	2,086,874	$209	1	$—	—	$—	$—	$(8,116,307)	$(8,116,098)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(457,887)	(457,887)
Net loss		—	—	—	—	—	—	(185,038)	(185,038)
Balances - March 31, 2025	2,086,874	209	1	—	—	—	—	(8,759,232)	(8,759,023)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(323,676)	(323,676)
Net loss	—	—	—	—	—	—	—	(172,412)	(172,412)
Balances - June 30, 2025	2,086,874	$209	1	$—	—	$—	$—	$(9,255,320)	$(9,255,111)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value								(75,213)	(75,213)
Net loss								(487,305)	(487,305)
Balances - September 30, 2025	2,086,874	$209	1	$—	—	$—	$—	$(9,817,838)	$(9,817,629)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLIMATEROCK
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND SEPTEMBER 30, 2024

	Nine months Ended September 30, 2025	Nine months Ended September 30, 2024
Cash flows from operating activities:
Net loss	$(844,755)	$(409,112)
Adjustment to reconcile net loss to net cash used in operating activities:
Dividend income received in Trust Account	(638,839)	(1,109,332)
Changes in operating assets and liabilities:
Accrued liabilities	1,011,252	145,219
Administrative service fee payable - related party	84,000	90,000
Prepaid expenses	—	(19,838)
Net cash used in operating activities	(388,342)	$(1,303,063)

Cash flows from investing activities:
Proceeds from sales of marketable securities in Trust Account	24,663,840	(550,000)
Cash deposited in Trust Account for monthly extension fees	(217,937)	1,272,243)
Net cash provided by investing activities	$24,445,903	$722,243

Cash flows from financing activities:
Proceed from related party loan	380,152	1,249,481
Proceed from convertible promissory notes - related party	217,937	550,000
Payment for redemption of Ordinary Shares	(24,663,840)	(1,272,243)
Net cash (used in) provided by financing activities	$(24,065,751)	$527,238

Net decrease in cash and cash equivalents	(8,190)	(53,582)

Cash and cash equivalents at beginning of period	14,384	57,290
Cash and cash equivalents at end of period	$6,194	$3,708

Non-cash investing and financial activities:
Remeasurement adjustment on public shares subject to possible redemption	$856,776	$1,659,332

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

In order to effect a Business Combination, the Company owns subsidiary ClimateRock Holdings Limited, a Cayman Islands exempted company (“Holdings” or “Pubco”), and its subsidiary ClimateRock Merger Sub Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco (“Merger Sub”).

As of September 30, 2025, the Company had not yet commenced operations. All activity through September 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and post-offering activities in search for a target to consummate a Business Combination. The Company has selected December 31 as its fiscal year end.

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

At September 30, 2025, the Company had $6,914 in cash held outside of the Trust Account. The Company’s management (the “Management”) has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company will provide holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (approximately $12.43 per share as of September 30, 2025, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6).

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

On April 29, 2024, the Company held an extraordinary general meeting in lieu of an annual general meeting of shareholders (the “2024 EGM”) and approved, among other things, an amendment to the Company’s amended and restated memorandum and articles of association to (i) extend the date by which the Company would be required to consummate a Business Combination (the “Combination Period”) from May 2, 2024 to May 2, 2025 (or such earlier date as determined by the board of directors in its sole discretion), and (ii) to permit our board of directors, in its sole discretion, to elect to wind up our operations on, or on an earlier date than May 2, 2025. In connection with the 2024 EGM, shareholders holding 111,915 shares of the Company’s Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $1.27 million (approximately $11.37 per share) was removed from the Trust Account to pay such holders.

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

On October 29, 2025, the Company held an extraordinary general meeting of shareholders (the “2025B EGM”) and approved, among other things, an amendment to the amended and restated memorandum and articles of association to (i) extend the Combination Period from November 2, 2025 to May 2, 2026 (or such earlier date as determined by the Board of Directors in its sole discretion) and (ii) to permit the Board of Directors, in its sole discretion, to elect to wind up its operations on, or on an earlier date than May 2, 2026. The Company expects to publish final redemption numbers and amounts within four business days of the 2025B EGM.

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

Following the suspension of trading on Nasdaq, the Units, Public Shares, Public Warrants and Rights have been quoted on the Pink Limited tier of the OTC Markets Group Inc. under the symbols “CLRCUF,” “CLRCF,” “CLRCWF,” and “CLRCRF”, respectively.

Going concern and management’s plan

As of September 30, 2025, the Company has a cash balance of $6,194 and a working capital deficit of $7.5 million. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the accompanying unaudited consolidated financial statements. Prior to consummation of a Business Combination, the Company has the ability to secure additional funding from the Sponsor or other related parties. There is no assurance that the Company’s plans to consummate a Business Combination will be successful. The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and Principles of Consolidation

The accompanying unaudited consolidated condensed financial statements as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024 presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the period ending December 31, 2025, or any future period.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on June 25, 2025.

Cash and cash equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. As of September 30, 2025 and December 31, 2024, the Company had a cash balance of $6,194 and $14,384 in its working capital account, respectively.

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

At September 30, 2025 and December 31, 2024, the Company had $5,574,021 and $29,381,085 held in the Trust Account, respectively, including dividend income of $638,839 and $1,109,332 recognized in the nine months ended September 30, 2025 and September 30, 2024, respectively.

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

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” In order to determine the net loss attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed loss allocable to both the redeemable shares and non-redeemable shares and the undistributed loss is calculated using the total net loss less interest income in Trust Account less any dividends paid. We then allocated the undistributed loss ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. At September 30, 2025 and 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

The net loss per share presented in the consolidated statement of operations is based on the following:

	Three months ended September 30, 2025	Three months ended September 30, 2024
Net (loss) income	$(487,305)	$172,722
Less: Monthly extension fees	17,937	150,000
Less: Dividend income on Trust Account to be allocated to redeemable shares	57,276	368,522
Net loss excluding monthly extension fees and dividend income on Trust Account	$(562,518)	$(345,800)

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended September 30, 2025
	Redeemable shares	Non-redeemable shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including accretion of temporary equity to redemption value and excluding monthly extension fees and dividend income on Trust Account	$(99,495)	$(463,023)
Monthly extension fees	17,937	—
Dividend income on Trust Account	57,276	—
Allocation of net loss	$(24,282)	$(463,023)

Denominators:
Weighted-average shares outstanding	448,431	2,086,874
Basic and diluted net loss per share	$(0.05)	$(0.22)

	Three months ended September 30, 2024
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity to redemption value and excluding dividend income on Trust Account	$(187,271)	$(158,529)
Monthly extension fees	150,000	—
Dividend income on Trust Account	368,522	—
Allocation of net income (loss)	$331,251	$(158,529)

Denominators:
Weighted-average shares outstanding	2,465,223	2,086,874
Basic and diluted net income (loss) per share	$0.13	$(0.08)

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Net loss	$(844,755)	$(409,112)
Less: Monthly extension fees	217,937	550,000
Less: Dividend income on Trust Account to be allocated to redeemable shares	638,839	1,109,332
Net loss excluding monthly extension fees and dividend income on Trust Account	$(1,701,531)	$(2,068,444)

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine months ended September 30, 2025
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity to redemption value and excluding monthly extension fees and dividend income on Trust Account	$(663,810)	$(1,037,721)
Dividend income on Trust Account	638,839	-
Monthly extension fees	217,937	-
Allocation of net income (loss)	$192,966	$(1,037,721)

Denominators:
Weighted-average shares outstanding	1,334,933	2,086,874
Basic and diluted net income (loss) per share	$0.14	$(0.50)

	Nine months ended September 30, 2024
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity to redemption value and excluding dividend income on Trust Account	$(1,130,200)	$(938,244)
Dividend income on Trust Account	1,109,332	—
Monthly extension fees	550,000	—
Allocation of net income (loss)	$529,132	$(938,244)

Denominators:
Weighted-average shares outstanding	2,513,828	2,086,874
Basic and diluted net income (loss) per share	$0.21	$(0.45)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents held in Trust Account	1	$5,574,021	$29,381,085

Except for the foregoing, the Company does not have any assets measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024.

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2025 and December 31, 2024, the Class A ordinary shares reflected on the consolidated balance sheet are reconciled in the following table.

	As of September 30, 2025	As of December 31, 2024
Gross proceeds	$78,750,000	$78,750,000
Less:
Proceeds allocated to public warrants and public rights	(6,898,500)	(6,898,500)
Offering costs of public shares	(4,647,702)	(4,647,702)
Redemption of shares	(81,201,417)	(56,537,577)
Plus:
Accretion of carrying value to redemption value	18,053,703	17,414,864
Monthly extension fees	1,517,937	1,300,000
Ordinary shares subject to possible redemption	$5,574,021	$29,381,085

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

Following the Founder Share Conversion and the Extension Redemptions, and as of September 30, 2025, there were 2,535,305 Class A Ordinary Shares and one Class B Ordinary Share issued and outstanding and the Sponsor holds approximately 77.65% of the issued and outstanding Ordinary Shares.

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

On September 21, 2022, the Company entered into a loan agreement with Eternal in the principal amount of up to $180,000, on an unsecured basis and bearing no interest (the “Second Eternal Loan”). The Second Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is December 31, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Second Eternal Loan Amendment. As of September 30, 2025 and December 31, 2024, the outstanding balance of the Second Eternal Loan was $170,603 and no interest was accrued.

Additionally, on November 12, 2022, the Company entered into a loan agreement with Eternal in the principal amount of up to $300,000, on an unsecured basis and bearing no interest (the “Third Eternal Loan”). The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023. The maturity date is December 31, 2025 or, if earlier, the date of the consummation of the initial Business Combination, as amended by the Third Eternal Loan Amendment. As of September 30, 2025 and December 31, 2024, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, the Company entered into a loan agreement with Eternal in the principal amount of up to $50,000, on an unsecured basis and bearing no interest (the “Fourth Eternal Loan”). The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is the earlier of December 31, 2025 or the date of the consummation of the initial Business Combination, as amended by the Fourth Eternal Loan Amendment. As of September 30, 2025 and December 31, 2024, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued

On April 12, 2023, the Company entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest (the “Fifth Eternal Loan”). The Fifth Eternal Loan was available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date is December 31, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Fifth Eternal Loan Amendment. As of September 30, 2025 and December 31, 2024, the outstanding balance of the Fifth Eternal Loan was $500,000 and $500,000, respectively, and no interest was accrued.

On November 1, 2023, the Company entered into a loan agreement with Eternal in the principal amount of up to $335,000 on an unsecured basis and bearing no interest (the “Sixth Eternal Loan”). The Sixth Eternal Loan was available to be drawn down from November 1, 2023. The maturity date is December 31, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Sixth Eternal Loan Amendment. In the event the Company not repay the Sixth Eternal Loan within 10 days of the consummation of the initial Business Combination, the Company will pay an interest of five percent (5%) per month to Eternal until the date of repayment of the Sixth Eternal Loan. As of September 30, 2025 and December 31, 2024, the outstanding balance of the Sixth Eternal Loan was $335,000 and $335,000, respectively, and no interest was accrued.

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

On August 5, 2024, the Company entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $1,500,000, on an unsecured basis and bearing no interest (the “Seventh Eternal Loan”). The Seventh Eternal Loan was available for drawdown in unlimited number of installments in the period from August 3, 2024 to September 30, 2025. The final repayment date is December 31, 2025 or, if earlier, the date of the consummation of the initial Business Combination of us. As of September 30, 2025, the Company borrowed an additional $268,460 beyond the initial terms of the Seventh Eternal Loan. As of September 30, 2025 and December 31, 2024, the outstanding balance of the Seventh Eternal Loan was $1,768,460 and $1,718,460, respectively and no interest was accrued.

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

From May 16, 2025 to September 30, 2025, Gluon Renewable Energies Limited made payments totaling $310,153 on behalf of the Company. Other disbursements were for late vendor invoices and the insurance renewal. As of September 30, 2025, the outstanding balance of the loan from Gluon Renewable Energies Limited was $330,153 and $1 of interest was accrued.

Promissory Note

In connection with the 2023 Extension, on May 2, 2023, the Company issued a convertible promissory note in the aggregate principal amount of $900,000 to the Sponsor, which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in the 2023 Redemptions. The Sponsor agreed to pay $75,000 per month until the completion of an initial Business Combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by the Board in its sole discretion). The 2023 Extension Note (as defined below) bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the Company’s liquidation. On November 3, 2023, the Company issued an amended and restated promissory note to such promissory note (as amended and restated, the “2023 Extension Note”). Per the 2023 Extension Note, if the Company does not repay the 2023 Extension Note within five days of the maturity date, five percent (5%) interest per month will accrue on the unpaid principal balance until the 2023 Extension Note is fully repaid. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants (the “Conversion Warrants”) at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants. The Company has determined that the fair value of the 2023 Extension Note is par value. As of September 30, 2025 and December 31, 2024, the outstanding balance of the 2023 Extension Note was $900,000 and $900,000, respectively, and no interest was accrued.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On April 30, 2024, the Company issued a convertible promissory note in the aggregate principal amount of $600,000 to the Sponsor (the “2024 Extension Note”), which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in the 2024 Redemptions. The Sponsor agreed to pay $50,000 per month that is needed to complete an initial Business Combination, commencing on May 2, 2024 and continuing through May 2, 2025 (or such earlier date as determined by the Board in its sole discretion). The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the Company’s liquidation. At any time prior to the payment in full of the principal balance of the 2024 Extension Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants. The Company has determined that the fair value of the 2024 Extension Note is par value. As of September 30, 2025 and December 31, 2024, the outstanding balance of the 2024 Extension Note was $600,000 and $400,000, respectively.

On June 20, 2025, the Company issued a promissory note in the aggregate principal amount of $107,623 to the Sponsor (the “2025 Extension Note”), which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2025 Extension. The Sponsor agreed to pay $0.04 per unredeemed share per month that the Board of Directors decides to take to complete an initial Business Combination, commencing on May 2, 2025 and continuing through November 2, 2025 (or such earlier date as determined by the Board of Directors in its sole discretion). The 2025 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the liquidation. As of October 28, 2025, one monthly installment of the 2025 Extension Note had been paid ($17,937), and five monthly installments of approximately $89,686 (not including applicable interest) remained outstanding and still need to be deposited into the Trust Account to support the 2025 Extension.

Administrative Service Fee

The Company entered into an administrative services agreement with the Sponsor on April 27, 2022 whereby the Sponsor was to perform certain services for the Company for a monthly fee of $10,000 (as assigned, the “Administrative Services Agreement”). On May 2, 2022, the Sponsor entered into an assignment agreement with Gluon Group, an affiliate of the Company (“Gluon”), to provide the services detailed in the Administrative Service Agreement. Per Regnarsson, our Chief Executive Officer and a director, is the Managing Partner of Gluon Partners, LLP (“Gluon”). As of September 30, 2025 and December 31, 2024, $45,186 and $39,187 has been paid to Gluon Group for such services and an additional $388,941 and $304,941, respectively, has been accrued.

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

Transaction Expenses

On May 31, 2022, we entered into an agreement (the “EGS Agreement”) with Ellenoff, Grossman & Schole LLP (“EGS”) to (x) act as U.S. securities counsel to us in connection with pending acquisition targets for us to acquire consistent with our Initial Public Offering and (y) assist in U.S. securities work related to the initial Business Combination. The fee structure for this agreement is as follows: (i) an upfront retainer of $37,500, (ii) billing on an hourly basis for time, (iii) each month fifty percent (50%) of the amount billed shall be due and owing, (iv) the remaining fifty percent (50%) not paid, on a monthly basis, will be deferred until the closing of the initial Business Combination and will be paid with a twenty percent (20%) premium. As of September 30, 2025 and December 31, 2024, the total outstanding billed amount for services provided by EGS was $1,025,267 and $932,285 respectively of which $512,633 and $466,143 (50% of the outstanding balance), is considered outstanding per the terms of the EGS Agreement and is included in accrued liabilities on the consolidated balance sheet of the unaudited consolidated financial statements contained elsewhere in this Report. As the initial Business Combination cannot be deemed probable as of September 30, 2025 and December 31, 2024, respectively, and payment of the deferred portion of the outstanding balance is contingent upon a successful initial Business Combination, no amount was accrued for the deferred portion of the outstanding amount or the premium.

We also incur costs from our Cayman counsel, Ogier. Costs related to the transaction are split equally between the Company and the target, GreenRock.

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

On April 30 and May 1, 2025, the Company held the 2025 EGM and approved, among other things, an amendment to the amended and restated memorandum and articles of association to (i) extend the Combination Period from May 2, 2025 to November 2, 2025 (or such earlier date as determined by the Board of Directors in its sole discretion) and (ii) to permit the Board of Directors, in its sole discretion, to elect to wind up our operations on, or on an earlier date than November 2, 2025. In connection with the 2025 EGM, Public Shareholders holding 2,016,792 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $24.7 million (approximately $12.23 per Public Share) was removed from the Trust Account to pay such Public Shareholders.

On October 29, 2025, the Company held the 2025B EGM and approved, among other things, an amendment to the amended and restated memorandum and articles of association to (i) extend the Combination Period from November 2, 2025 to May 2, 2026 (or such earlier date as determined by the Board of Directors in its sole discretion) and (ii) to permit the Board of Directors, in its sole discretion, to elect to wind up its operations on, or on an earlier date than May 2, 2026. The Company expects to publish final redemption numbers and amounts within four business days of the 2025B EGM.

NOTE 7. SHAREHOLDERS’ EQUITY

Class A Ordinary Shares

The Company is authorized to issue 479,000,000 Class A Ordinary Shares with a par value of  $0.0001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each Class A Ordinary Share held. As of September 30, 2025 and December 31, 2024, there were 2,086,874 and 2,086,874 Class A Ordinary Shares issued and outstanding, respectively.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B Ordinary Shares with a par value of  $0.0001 per share. Holders of the Company’s Class B Ordinary Shares are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there was one Class B Ordinary Share outstanding, respectively.

Preference Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were no preferred shares outstanding.

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

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Formation and operating costs	$514,581	$165,800
Dividend income on Trust Account	57,276	368,522

	Nine months Ended September 30, 2025	Nine months Ended September 30, 2024
Formation and operating costs	$1,393,594	$1,428,607
Dividend income on Trust Account	638,839	1,109,332

The CODM reviews dividend income earned on the Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the consolidated statements of operations and described within their respective disclosures.

NOTE 9. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the consolidated balance sheet date but before the consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2025, up through the date the Company issued the consolidated financial statements.

On October 29, 2025, the Company held the 2025B EGM and approved, among other things, an amendment to the amended and restated memorandum and articles of association to (i) extend the Combination Period from November 2, 2025 to May 2, 2026 (or such earlier date as determined by the Board of Directors in its sole discretion) and (ii) to permit the Board of Directors, in its sole discretion, to elect to wind up its operations on, or on an earlier date than May 2, 2026. The Company expects to publish final redemption numbers and amounts within four business days of the 2025B EGM.

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

As of September 30, 2025, we had not yet commenced any operations. All activity through September 30, 2025 relates to the our formation and our Initial Public Offering, which is described below, and post-Initial Public Offering, searching for a target to consummate and consummating an initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering. We have selected December 31 as our fiscal year end.

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

Recent Developments

On October 29, 2025, we held an extraordinary general meeting of shareholders (the “2025B EGM”) and approved, among other things, an amendment to the Amended and Restated Articles to (i) extend the date by which we would be required to consummate a Business Combination (the “Combination Period”) from November 2, 2025 to May 2, 2026 (or such earlier date as determined by the Board of Directors in its sole discretion) and (ii) to permit the Board of Directors, in its sole discretion, to elect to wind up our operations on, or on an earlier date than May 2, 2026. We expect to publish final redemption numbers and amounts within four business days of the 2025B EGM.

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

In connection with the 2025 Extension, the Sponsor and its designees agreed to contribute an amount equal to $107,623 ($0.04 per Public Share that is not redeemed), for each calendar month (commencing on May 2, 2025 and ending on the 1st day of each subsequent month) until November 2, 2025 (each, an “Extension Period”). As a result, on June 20, 2025, we issued the 2025 Extension Note in the aggregate principal amount of $107,623 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2025 Extension. As of October 28, 2025, one monthly installment of the 2025 Extension Note had been paid, and five monthly installments of approximately $89,686 (not including applicable interest) remained outstanding and still need to be deposited into the Trust Account to support the 2025 Extension.

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

On October 29, 2025, we held the 2025B EGM and approved, among other things, an amendment to the Amended and Restated Articles to (i) extend the Combination Period from November 2, 2025 to May 2, 2026 (or such earlier date as determined by the Board of Directors in its sole discretion) and (ii) to permit the Board of Directors, in its sole discretion, to elect to wind up our operations on, or on an earlier date than May 2, 2026. We expect to publish final redemption numbers and amounts within four business days of the 2025B EGM.

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

Following the Founder Share Conversion and the Extension Redemptions, and as of September 30, 2025, there were 2,535,305 Class A Ordinary Shares and one Class B Ordinary Share issued and outstanding and the Sponsor holds approximately 77.65% of the issued and outstanding Ordinary Shares.

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

On September 19, 2025, ClimateRock Holdings Limited (“Pubco”), a subsidiary of the Company, entered into a Purchase Agreement with Helena Global Investment Opportunities I Ltd. (the “Investor”) providing for up to $75.0 million in future equity financing following the consummation of the Business Combination. At the closing of the Business Combination, Pubco will issue 250,000 Class A ordinary shares to the Investor as a commitment fee.

On September 19, 2025, Pubco also entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors. The SPA provides for the issuance of up to an aggregate of $11.0 million principal amount of senior convertible promissory notes (the “Notes”) and accompanying warrants (the “Warrants”) to purchase Class A ordinary shares of Pubco, in three tranches.

For a full description of the GreenRock Business Combination Agreement and the proposed GreenRock Business Combination, please see the Registration Statement on Form F-4 filed by Pubco in connection with the GreenRock Business Combination on January 26, 2024, as amended and as may be further amended from time to time.

Results of Operations

Our entire activity since inception up to September 30, 2025 has been related to our formation and our Initial Public Offering, and we will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering. We also expect to continue to incur increased expenses as a result of becoming a public company (i.e., for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses in search for a target to consummate an initial Business Combination.

For the three months ended September 30, 2025, the Company reported a net loss of $487,305, comprised of $57,276 of dividend income earned on the Trust Account offset by formation and operating costs of $514,581 and administrative service fees - related party of $30,000.

For the three months ended September 30, 2024, the Company reported a net income of $172,722, comprised of $368,522 of dividend income earned on the Trust Account offset by formation and operating costs of $165,800 and administrative service fees - related party of $30,000.

For the nine months ended September 30, 2025, the Company reported a net loss of $844,755, comprised of $638,839 of dividend income earned on the Trust Account offset by formation and operating costs of $1,393,594 and administrative service fees - related party of $90,000.

For the nine months ended September 30, 2024, the Company reported a net loss of $409,112, comprised of $1,109,332 of dividend income earned on the Trust Account and interest income of $163 offset by formation and operating costs of $1,428,607 and administrative service fees - related party of $90,000.

Liquidity, Capital Reserves and Going Concern

Initial Public Offering

On May 2, 2022, we consummated our Initial Public Offering of 7,875,000 Units, including 375,000 Option Units that were issued pursuant to the partial exercise of the Over-Allotment Option. Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, we sold 3,762,500 Private Placement Warrants, including 112,500 Private Placement Warrants that were issued pursuant to the partial exercise of the Over-Allotment Option. From the proceeds of the Initial Public Offering and Private Placement Warrants, we retained approximately $1,100,000 for working capital needs after transfer of proceeds to the Trust Account and payment of expenses related to the Initial Public Offering and directors’ and officers’ insurance. As of September 30, 2025 and December 31, 2024, there was $6,194 and $14,384 in cash held outside the Trust Account, respectively.

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

On September 21, 2022, we entered into a loan agreement with Eternal in the principal amount of up to $180,000, on an unsecured basis and bearing no interest. The Second Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is December 31, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Second Eternal Loan Amendment. As of September 30, 2025 and December 31, 2024, the outstanding balance of the Second Eternal Loan was $170,603 and no interest was accrued.

Additionally, on November 12, 2022, we entered into a loan agreement with Eternal in the principal amount of up to $300,000, on an unsecured basis and bearing no interest. The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023. The maturity date is December 31, 2025 or, if earlier, the date of the consummation of the initial Business Combination, as amended by the Third Eternal Loan Amendment. As of September 30, 2025 and December 31, 2024, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, we entered into a loan agreement with Eternal in the principal amount of up to $50,000, on an unsecured basis and bearing no interest. The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is the earlier of December 31, 2025 or the date of the consummation of the initial Business Combination, as amended by the Fourth Eternal Loan Amendment. As of September 30, 2025 and December 31, 2024, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

On April 12, 2023, we entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest. The Fifth Eternal Loan was available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date is December 31, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Fifth Eternal Loan Amendment. As of September 30, 2025 and December 31, 2024, the outstanding balance of the Fifth Eternal Loan was $500,000 and $500,000, respectively, and no interest was accrued.

On November 1, 2023, we entered into a loan agreement with Eternal in the principal amount of up to $335,000 on an unsecured basis and bearing no interest. The Sixth Eternal Loan was available to be drawn down from November 1, 2023. The maturity date is December 31, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Sixth Eternal Loan Amendment. In the event we do not repay the Sixth Eternal Loan within 10 days of the consummation of the initial Business Combination of us, we will pay an interest of five percent (5%) per month to Eternal until the date of repayment of the Sixth Eternal Loan. As of September 30, 2025 and December 31, 2024, we borrowed an additional $0 and $0, respectively, beyond the initial terms of the Sixth Eternal Loan. As of September 30, 2025 and December 31, 2024, the outstanding balance of the Sixth Eternal Loan was $335,000 and $335,000, respectively, and no interest was accrued.

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

On August 5, 2024, we entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $1,500,000, on an unsecured basis and bearing no interest. The Seventh Eternal Loan was available for drawdown in unlimited number of installments in the period from August 3, 2024 to September 30, 2025. The final repayment date is December 31, 2025 or, if earlier, the date of the consummation of the initial Business Combination. As of September 30, 2025, we borrowed an additional $268,460, beyond the initial terms of the Seventh Eternal Loan. As of September 30, 2025 and December 31, 2024, the outstanding balance of the Seventh Eternal Loan was $1,768,460 and $1,718,460, respectively and no interest was accrued.

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

Gluon Renewable Energies Limited Loan

On November 1, 2024, we entered into a loan agreement with Gluon Renewable Energies for a loan of $20,000 to assist with short term cash demands. We agreed to repay the principal amount of $20,000, plus $1 interest, on or before February 28, 2025. The repayment deadline was subsequently extended to December 31, 2025. As of September 30, 2025, the balance was $20,000.

From May 16, 2025 to June 16, 2025, Gluon Renewable Energies Limited made payments totaling $365,017 on behalf of the Company. These payments include, but are not limited to, the $50,000 deposits, made in arrears, for the March 2, 2025 and April 2, 2025 period, as required under the 2024 Extension Note. Other disbursements were for late vendor invoices and the insurance renewal. As of September 30, 2025, the outstanding balance of the loan from Gluon Renewable Energies Limited was $330,153 and $1 of interest was accrued.

Promissory Notes

On May 2, 2023, we issued the 2023 Extension Note in the aggregate principal amount of $900,000 to the Sponsor, which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2023 Extension. The Sponsor agreed to pay $75,000 per month until the completion of an initial Business Combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by our Board of Directors in its sole discretion). The 2023 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. Per the 2023 Extension Note, as amended, if we do not repay the 2023 Extension Note within five days of the maturity date, five percent (5%) interest per month will accrue on the unpaid principal balance until the 2023 Extension Note is fully repaid. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the Initial Public Offering. We have determined that the fair value of the 2023 Extension Note is par value. As of September 30, 2025 and December 31, 2024, the outstanding balance of the 2023 Extension Note was $900,000 and $900,000, respectively, and no interest was accrued.

On April 30, 2024, we issued the 2024 Extension Note in the aggregate principal amount of $600,000 to the Sponsor, which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 Extension. The Sponsor agreed to pay $50,000 per month that the Board of Directors decides to take to complete an initial Business Combination, commencing on May 2, 2024 and continuing through May 2, 2025 (or such earlier date as determined by our Board of Directors in its sole discretion). The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the Initial Public Offering. We have determined that the fair value of the 2024 Extension Note is par value. As of September 30, 2025 and December 31, 2024, the outstanding balance of the 2024 Extension Note was $600,000 and $400,000, respectively, and no interest was accrued.

On June 20, 2025, we issued the 2025 Extension Note in the aggregate principal amount of $107,623 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2025 Extension. The Sponsor agreed to pay $0.04 per unredeemed share per month that the Board of Directors decides to take to complete an initial Business Combination, commencing on May 2, 2025 and continuing through November 2, 2025 (or such earlier date as determined by our Board of Directors in its sole discretion). The 2025 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. As of October 28, 2025, one monthly installment of the 2025 Extension Note had been paid ($17,937), and five monthly installments of approximately $89,686 (not including applicable interest) remained outstanding and still need to be deposited into the Trust Account to support the 2025 Extension.

Going Concern

As of September 30, 2025, we had a cash balance of $6,194 and a working capital deficit of $7.5 million. We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern one year from the issuance date of the unaudited consolidated financial statements contained elsewhere in this Report. Prior to consummation of a Business Combination, we have the ability to secure additional funding from the Sponsor or other related parties. There is no assurance that our plans to consummate a Business Combination will be successful by November 2, 2025. The unaudited consolidated financial statements contained elsewhere in this Report do not include any adjustment that might result from the outcome of this uncertainty.

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

Transaction Expenses

On May 31, 2022, we entered into an agreement (the “EGS Agreement”) with Ellenoff, Grossman & Schole LLP (“EGS”) to (x) act as U.S. securities council to us in connection with pending acquisition targets for us to acquire consistent with our Initial Public Offering and (y) assist in U.S. securities work related to the initial Business Combination. The fee structure for this agreement is as follows: (i) an upfront retainer of $37,500, (ii) billing on an hourly basis for time, (iii) each month fifty percent (50%) of the amount billed shall be due and owing, (iv) the remaining fifty percent (50%) not paid, on a monthly basis, will be deferred until the closing of the initial Business Combination and will be paid with a twenty percent (20%) premium. As of September 30, 2025 and December 31, 2024, the total outstanding billed amount for services provided by EGS was $1,025,267 and $932,285 respectively of which $512,633 and $466,143 (50% of the outstanding balance), is considered outstanding per the terms of the EGS Agreement and is included in accrued liabilities on the consolidated balance sheet of the unaudited consolidated financial statements contained elsewhere in this Report. As the initial Business Combination cannot be deemed probable as of September 30, 2025 and December 31, 2024, respectively, and payment of the deferred portion of the outstanding balance is contingent upon a successful initial Business Combination, no amount was accrued for the deferred portion of the outstanding amount or the premium.

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

On May 20, 2024, the Sponsor entered into a series of securities transfer agreements, pursuant to which membership interests of the Sponsor correspond to a total of 60,300 Founder Shares were transferred to certain directors and officers of the Company. These membership interests remain unvested as of September 30, 2025 as they will vest only upon completion of the business combination.

On April 2, 2025, the Sponsor entered into a securities transfer agreement pursuant to which membership interests of the Sponsor correspond to 10,000 Founder Shares were transferred to a certain officer of the Company. These membership interests remain unvested as of September 30, 2025 as they will vest only upon completion of the business combination.

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

On September 21, 2022, we entered into a loan agreement with Eternal in the principal amount of up to $180,000, on an unsecured basis and bearing no interest. The Second Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is December 31, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Second Eternal Loan Amendment. As of September 30, 2025 and December 31, 2024, the outstanding balance of the Second Eternal Loan was $170,603 and no interest was accrued.

Additionally, on November 12, 2022, we entered into a loan agreement with Eternal in the principal amount of up to $300,000, on an unsecured basis and bearing no interest. The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023. The maturity date is December 31, 2025 or, if earlier, the date of the consummation of the initial Business Combination, as amended by the Third Eternal Loan Amendment. As of September 30, 2025 and December 31, 2024, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, we entered into a loan agreement with Eternal in the principal amount of up to $50,000, on an unsecured basis and bearing no interest. The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is the earlier of December 31, 2025 or the date of the consummation of the initial Business Combination, as amended by the Fourth Eternal Loan Amendment. As of September 30, 2025 and December 31, 2024, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

On April 12, 2023, we entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest. The Fifth Eternal Loan was available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date is December 31, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Fifth Eternal Loan Amendment. As of September 30, 2025 and December 31, 2024, the outstanding balance of the Fifth Eternal Loan was $500,000 and $500,000, respectively, and no interest was accrued.

On November 1, 2023, we entered into a loan agreement with Eternal in the principal amount of up to $335,000 on an unsecured basis and bearing no interest. The Sixth Eternal Loan was available to be drawn down from November 1, 2023. The maturity date is December 31, 2025, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Sixth Eternal Loan Amendment. In the event we do not repay the Sixth Eternal Loan within 10 days of the consummation of the initial Business Combination of us, we will pay an interest of five percent (5%) per month to Eternal until the date of repayment of the Sixth Eternal Loan. As of September 30, 2025 and December 31, 2024, the outstanding balance of the Sixth Eternal Loan was $335,000 and $335,000, respectively, and no interest was accrued.

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

On August 5, 2024, we entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $1,500,000, on an unsecured basis and bearing no interest. The Seventh Eternal Loan was available for drawdown in unlimited number of installments in the period from August 3, 2024 to September 30, 2025. The final repayment date is December 31, 2025 or, if earlier, the date of the consummation of the initial Business Combination. As of September 30, 2025, we borrowed an additional $268,460, beyond the initial terms of the Seventh Eternal Loan. As of September 30, 2025 and December 31, 2024, the outstanding balance of the Seventh Eternal Loan was $1,768,460 and $1,718,460, respectively and no interest was accrued.

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

Gluon Renewable Energies Limited Loan

On November 1, 2024, we entered into a loan agreement with Gluon Renewable Energies Limited for a loan of $20,000 to assist with short term cash demands. We agreed to repay the principal amount of $20,000, plus $1 interest, on or before February 28, 2025. The repayment deadline was subsequently extended to December 31, 2025. As of September 30, 2025, the balance was $20,000.

From May 16, 2025 to June 16, 2025, Gluon Renewable Energies Limited made payments totaling $365,017 on behalf of the Company. These payments include, but are not limited to, the $50,000 deposits, made in arrears, for the March 2, 2025 and April 2, 2025 period, as required under the 2024 Extension Note. Other disbursements were for late vendor invoices and the insurance renewal. As of September 30, 2025, the outstanding balance of the loan from Gluon Renewable Energies Limited was $330,153 and $1 of interest was accrued.

Promissory Notes

On May 2, 2023, we issued the 2023 Extension Note in the aggregate principal amount of $900,000 to the Sponsor, which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2023 Extension. The Sponsor agreed to pay $75,000 per month until the completion of an initial Business Combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by our Board of Directors in its sole discretion). The 2023 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. Per the 2023 Extension Note, as amended, if we do not repay the 2023 Extension Note within five days of the maturity date, five percent (5%) interest per month will accrue on the unpaid principal balance until the 2023 Extension Note is fully repaid. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the Initial Public Offering. We have determined that the fair value of the 2023 Extension Note is par value. As of September 30, 2025 and December 31, 2024, the outstanding balance of the 2023 Extension Note was $900,000 and $900,000, respectively, and no interest was accrued.

On April 30, 2024, we issued the 2024 Extension Note in the aggregate principal amount of $600,000 to the Sponsor, which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 Extension. The Sponsor agreed to pay $50,000 per month that the Board of Directors decides to take to complete an initial Business Combination, commencing on May 2, 2024 and continuing through May 2, 2025 (or such earlier date as determined by our Board of Directors in its sole discretion). The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the Initial Public Offering. We have determined that the fair value of the 2024 Extension Note is par value. As of September 30, 2025 and December 31, 2024, the outstanding balance of the 2024 Extension Note was $600,000 and $400,000, respectively, and no interest was accrued. As of September 30, 2025, the March and April extension payments totaling $100,000 were not paid by the Sponsor. We deposited the March and April extension payments totaling $100,000 into the Trust Account using proceeds from the loan from Gluon Renewable Energies Limited.

On June 20, 2025, we issued the 2025 Extension Note in the aggregate principal amount of $107,623 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2025 Extension. The Sponsor agreed to pay $0.04 per unredeemed share per month that the Board of Directors decides to take to complete an initial Business Combination, commencing on May 2, 2025 and continuing through November 2, 2025 (or such earlier date as determined by our Board of Directors in its sole discretion). The 2025 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. As of October 28, 2025, one monthly installment of the 2025 Extension Note had been paid ($17,937), and five monthly installments of approximately $89,686 (not including applicable interest) remained outstanding and still need to be deposited into the Trust Account to support the 2025 Extension.

Administrative Service Fee

We entered into the Administrative Services Agreement with the Sponsor on April 27, 2022, pursuant to which the Sponsor performed certain services for us for a monthly fee of $10,000. On May 2, 2022, the Sponsor entered into an assignment agreement with Gluon Group, an affiliate of our Company, to provide the services detailed in the Administrative Service Agreement. Per Regnarsson, our Chief Executive Officer and a director, is the Managing Partner of Gluon. As of September 30, 2025 and December 31, 2024, $45,186 and $39,187 has been paid to Gluon Group for such services and an additional $388,941 and $304,941, respectively, has been accrued.

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

Net Loss Per Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” In order to determine the net loss attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed loss allocable to both the redeemable shares and non-redeemable shares and the undistributed loss is calculated using the total net loss less interest income in Trust Account less any dividends paid. We then allocated the undistributed loss ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. At September 30, 2025 and 2024, the Company did not have any outstanding dilutive securities and other contracts  that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Certifying Officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective at the reasonable assurance level as of September 30, 2025, due to the material weaknesses in internal control over financial reporting described in the Explanatory Note and in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on June 25, 2025. In addition, in the course of preparing the financial statements as of and for the three and six months ended June 30, 2025, management identified a material weakness in its internal control over financial reporting related to the under accrual of legal fees.

Management is redesigning and implementing existing and additional controls to remediate these material weaknesses. Notwithstanding the identified material weaknesses and management’s assessment that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2025, management believes that the interim financial statements and footnote disclosures included in this Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, cash flows and disclosures as of and for the periods presented in accordance with generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

Other than as discussed above, during the quarter ended September 30, 2025, there have been no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) Annual Reports on Form 10-K for the years ended December 31, 2024 and December 31, 2023, as filed with the SEC on June 25, 2025 and March 18, 2024 and amended on March 15, 2024, respectively, and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2025, September 30, 2024, September 30, 2023, and September 30, 2023, as filed with the SEC on September 25, 2025, November 11, 2024, November 11, 2023 and amended on March 15, 2024, and August 14, 2023 and amended on March 15, 2024, and May 8, 2023 and amended on March 15, 2024, respectively, and (iv) definitive proxy statement on Schedule 14A, as filed with the SEC on April 17, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to GreenRock and the GreenRock Business Combination, please see the Registration Statement on Form F-4 filed by Pubco in connection with the GreenRock Business Combination on January 26, 2024, as amended on March 29, 2024 and as may be further amended from time to time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by the Report.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our equity securities by us or an affiliate during the quarterly period covered by the Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2025, the Company had outstanding borrowings from Eternal in the aggregate amount of $3,124,063. The loans are non-interest bearing, unsecured, and were payable on June 30, 2025. On September 2, 2025, the Company and Eternal agreed to amend the maturity date to December 31, 2025 or, if earlier, the date of the consummation of the initial Business Combination of the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
4.1	Form of Convertible Promissory Note (1)
4.2	Form of Warrant (1)
10.1	Amendment to Loan Agreements, dated September 2, 2025, by and between ClimateRock and Eternal BV (1)
10.2	Extension of Agreement, dated September 11, 2025, by and between ClimateRock and Gluon Renewable Energies Limited (1)
10.3	Securities Purchase Agreement, dated September 19, 2025, by and between ClimateRock Holdings Limited and Helena Global Investment Opportunities I Ltd. (1)
10.4	Equity Line of Credit Purchase Agreement, dated September 19, 2025, by and between ClimateRock Holdings Limited and Helena Global Investment Opportunities I Ltd. (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 filed with the SEC on September 25, 2025.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 30, 2025	CLIMATEROCK

	By:	/s/ Per Regnarsson
Per Regnarsson
Chief Executive Officer

	By:	/s/ Michael Geary
Michael Geary
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)