Form 10-K
period 2025-12-31
ClimateRock
filed 2026-10-16
CIK 1903392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of class
Units, each consisting of one Class A Ordinary Share and one-half of one redeemable Warrant and one Right

Class A Ordinary Shares, par value $0.0001 per share

Warrants, each whole Warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share

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

The aggregate market value of the registrant’s outstanding Class A Ordinary Shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Ordinary Shares on June 30, 2026, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on The OTC Pink Limited Market was $1,605,659.

As of October 15, 2026, there were 2,094,683 Class A Ordinary Shares, par value $0.0001 per share, and one Class B Ordinary Share, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. We have based these forward-looking statements on our Management’s (as defined below) current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial Business Combination, including the GreenRock Business Combination (as defined below);

●	our expectations around the performance of the prospective target business or businesses, such as GreenRock (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination, as a result of which they would then receive expense reimbursements;

●	the potential incentive to consummate an initial Business Combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the Founder Shares (as defined below) paid by our Sponsor (as defined below);

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	the ability of our Management Team (as defined below) to generate and execute on potential acquisition opportunities that will generate value for our shareholders;;

●	our public securities’ potential liquidity and trading;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	the value of the Founder Shares (as defined below) following completion of our initial Business Combination likely being substantially higher than the nominal price paid for them, even if the trading price of our Public Shares (as defined below) at such time is substantially less than the Redemption Price (as defined below);

●	the impact on the amount held in the Trust Account, our capitalization, principal shareholders and other impacts on our Company (as defined below) or Management Team should we seek to further extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;

●	our financial performance; or

●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2022 Annual Report” are to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022, as filed with the SEC on March 15, 2024;

●	“2023 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on March 18, 2024;

●	“2023 EGM” are to our extraordinary general meeting of shareholders held on April 27, 2023;

●	“2023 Extension” are to the extension of the Combination Period from November 2, 2023 to May 2, 2024, which was approved by our shareholders at the 2023 EGM;

●	“2023 Extension Note” are to the convertible promissory note in the aggregate principal amount of up to $900,000 that we issued to the Sponsor, which was deposited into the Trust Account in monthly installments in connection with the 2023 Extension;

●	“2023 Redemptions” are to the 5,297,862 Public Shares whose holders properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.43 per Public Share in connection with the approval of the 2024 Extension;

●	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on June 25, 2025;

●	“2024 EGM” are to our extraordinary general meeting in lieu of an annual general meeting of shareholders held on April 29, 2024;

●	“2024 Extension” are to the extension of the Combination Period May 2, 2024 to May 2, 2025, which was approved by our shareholders at the 2024 EGM;

●	“2024 Extension Note” are to the convertible promissory note in the aggregate principal amount of up to $600,000 that we issued to the Sponsor, which was deposited into the Trust Account in monthly installments in connection with the 2024 Extension;

●	“2024 Redemptions” are to the 111,915 Public Shares whose holders properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $11.37 per Public Share in connection with the approval of the 2024 Extension;

●	“2025 Proxy Statement” are to the Definitive Proxy Statement we filed with the SEC on October 14, 2025, for an extraordinary general meeting of our shareholders that approved, among other things, further extension of the Combination Period to May 2, 2026;

●	“2025 First EGM” are to our extraordinary general meeting in lieu of an annual general meeting of shareholders held on April 30 and May 1, 2025;

●	“2025 First Extension” are to the extension of the Combination Period from May 2, 2025 to November 2, 2025, which was approved by our shareholders at the 2025 First EGM;

●	“2025 Extension Note” are to the promissory note in the aggregate principal amount of up to $107,623 that we issued to the Sponsor, which will be deposited into the Trust Account in monthly installments in connection with the 2025 First Extension;

●	“2025 First Redemptions” are to the 2,016,792 Public Shares whose holders properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $12.23 per Public Share in connection with the approval of the 2025 First Extension;

●	“2025 Second EGM” are to our extraordinary general meeting of shareholders held on October 29, 2025;

●	“2025 Second Extension” are to the extension of the Combination Period from November 2, 2025 to May 2, 2026, which was approved by our shareholders at the 2025 Second EGM;

●	“2025 Second Redemptions” are to the 436,079 Public Shares whose holders properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $12.71 per Public Share in connection with the approval of the 2025 Second Extension;

●	“2026 EGM” are to our extraordinary general meeting of shareholders held on May 1, 2026;

●	“2026 Extension” are to the extension of the Combination Period from May 2, 2026 to November 2, 2026, which was approved by our shareholders at the 2026 EGM;

●	“2026 Redemptions” are to the 4,543 Public Shares whose holders properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $13.19 per Public Share in connection with the approval of the 2026 Extension;

●	“2026 Proxy Statement” are to the Definitive Proxy Statement we filed with the SEC on April 20, 2026, for an extraordinary general meeting of our shareholders that approved, among other things, further extension of the Combination Period to November 2, 2026;

●	“Administrative Services Agreement” are to the administrative services agreement, dated April 27, 2022 which we entered into with our Sponsor, as assigned to Gluon Group (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as amended and restated, and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors,” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the period from the closing of our Initial Public Offering (as defined below) to November 2, 2026 (or such earlier date as determined by the Board), unless further extended pursuant to the Amended and Restated Articles, that we have to consummate an initial Business Combination; provided that the Combination Period may be further extended pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules and as set forth in the 2026 Proxy Statement;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as may be amended from time to time;

●	“Company,” “our”, “we” or “us” are to ClimateRock, a Cayman Islands exempted company;

●	“Company Merger Sub” are to GreenRock Merger Sub Corp., a Cayman Islands exempted company and a wholly owned subsidiary of Pubco (as defined below);

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account, warrant agent of our Public Warrants (as defined below) and rights agent of our Rights (as defined below);

●	“Deferred Fee” are to the additional fee of $2,362,500, to which the underwriters to the Initial Public Offering are entitled that is payable only upon our completion of the initial Business Combination;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Eternal” are to Eternal B.V., an affiliate of our Company;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;

●	“Extension Redemptions” are to the 2023 Redemptions, the 2024 Redemptions, the 2025 First Redemptions, the 2025 Second Redemptions and the 2026 Redemptions, together;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Fifth Eternal Loan” are to the loan agreement entered into on April 12, 2023 with Eternal in the principal amount of up to $500,000, on an unsecured basis and bearing no interest;

v

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“First Eternal Loan” are to the non-interest bearing, unsecured loan by Eternal to our Company that was fully repaid on June 2, 2022;

●	“Fourth Eternal Loan” are to the loan agreement entered into on January 29, 2023 with Eternal in the principal amount of up to $50,000, on an unsecured basis and bearing no interest;

●	“Founder Share Conversion” are to the 1,968,749 Class A Ordinary Shares issued on March 31, 2023 to the Sponsor upon the conversion of an equal number of Class B Ordinary Shares held by the Sponsor as Founder Shares;

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that (i) will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination and (ii) were issued in connection with the Founder Share Conversion upon the conversion of an equal number of shares of Class B Ordinary Shares, as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares”;

●	“Founder Share Conversion” are to the 1,968,749 Class A Ordinary Shares issued on March 31, 2023 to the Sponsor upon the conversion of an equal number of Class B Ordinary Shares held by the Sponsor as Founder Shares;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Gluon” are to Gluon Partners LLP;

●	“Gluon Group” are to Gluon Group, an affiliate of our Company;

●	“Gluon Letter Agreement” are to the letter agreement, dated September 21, 2022 and as amended on October 5, 2022, which we entered into with Gluon, pursuant to which we will pay Gluon a fee upon completion of one or more successful transactions;

●	“Gluon Transaction Success Fee” are to the fee we will pay to Gluon upon completion of one or more successful Business Combinations pursuant to the Gluon Letter Agreement;

●	“GreenRock” are to GreenRock Corp, a Cayman Islands exempted company and a related party;

●	“GreenRock Business Combination” are to the proposed transactions contemplated by the GreenRock Business Combination Agreement (as defined below) and the ancillary documents, collectively;

●	“GreenRock Business Combination Agreement” are to the Amended and Restated Business Combination Agreement and Plan of Merger, dated as of March 21, 2025, which we entered into with GreenRock, Pubco and the Merger Subs (as defined below)

●	“GreenRock Registration Statement” are to the registration statement on Form F-4 filed by Pubco in connection with the GreenRock Business Combination, initially filed with the SEC on January 26, 2024, as amended;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” or “IPO” are to the Initial Public Offering that we consummated on May 2, 2022;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on December 24, 2021;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on March 14, 2022, as amended, and declared effective on April 27, 2022 (File No. 333- 263542);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Maxim” are to Maxim Group LLC, the representative of the underwriters in our Initial Public Offering;

●	“Merger Subs” are to Company Merger Sub and SPAC Merger Sub (as defined below), together;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq Panel” are to the Hearings Panel of Nasdaq;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Nasdaq Staff” are to the Listing Qualifications Department of Nasdaq;

●	“Option Units” are to the 375,000 units of our Company that were purchased by the underwriters of the Initial Public Offering pursuant to the partial exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Resolution” are to a resolution of our Company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“OTC” are to the OTC Markets Group Inc.;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Private Placement” are to the Private Placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement (as defined below);

●	“Private Placement Warrants” are to the warrants issued to our Sponsor in the Private Placement;

●	“Private Placement Warrants Purchase Agreement” are to the Private Placement Warrants Purchase Agreement, dated April 27, 2022, which we entered into with our Sponsor;

●	“Pubco” are to ClimateRock Holdings Limited, a Cayman Islands exempted company and our wholly-owned subsidiary;

●	“Pubco Ordinary Shares” are to the ordinary shares of Pubco, par value $0.0001 per share;

●	“Public Holders Requirement” are to Nasdaq Listing Rule 5450(a)(2);

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Redemption Limitation” are to the limitation that was in our Amended and Restated Articles that we may not redeem Public Shares to the extent that such redemption would result in us having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) of $5,000,001 or more;

●	“Redemption Limitation Amendment” are to the amendment to remove the limitation that was in our Amended and Restated Articles that we may not redeem Public Shares to the extent that such redemption would result in us having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) of $5,000,001 or more;

●	“Redemption Price” are to the pro rata redemption price in any redemption we expect to pay, which was approximately $13.03 per Public Share as of December 31, 2025 (before taxes payable, if any);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated April 27, 2022, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025;

●	“Representative Shares” are to the Class A Ordinary Shares issued to Maxim and/or its designees upon the consummation of our Initial Public Offering;

●	“Rights” are to the rights sold as part of the Units in our Initial Public Offering, each entitling the holder to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial Business Combination;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Second Eternal Loan” are to the loan agreement entered into on September 21, 2022 with Eternal in the principal amount of up to $180,000, on an unsecured basis and bearing no interest;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Seventh Eternal Loan” are to the loan agreement entered into on August 5, 2024 with Eternal in the principal amount of up to $1,500,000, on an unsecured basis and bearing no interest;

●	“Sixth Eternal Loan” are to the loan agreement the Company entered into on November 1, 2023 with Eternal in the principal amount of up to $335,000 on an unsecured basis and bearing no interest;

●	“SPAC” are to a special purpose acquisition company;

●	“SPAC Merger Sub” means ClimateRock Merger Sub Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco;

●	“Special Committee” are to the special committee formed by our Board of Directors, consisting of disinterested directors to evaluate the GreenRock Business Combination

●	“Special Resolution” are to a resolution of our Company passed by at least a two-thirds (2/3) majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Sponsor” are to U.N. SDG Support LLC, a Delaware limited liability company;

●	“Third Eternal Loan” are to the loan agreement entered into on November 12, 2022 with Eternal in the principal amount of up to $300,000, on an unsecured basis and bearing no interest;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $79,931,250 from the net proceeds of the Initial Public Offering and the Private Placement was placed following the closing of the Initial Public Offering;

●	“UHY” are to UHY LLP, our independent registered public accounting firm;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated April 27, 2022, which we entered into with Maxim, as representative of the several underwriters of the Initial Public Offering;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Class A Ordinary Share, one-half of one Public Warrant and one Right;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

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

It is the job of our Sponsor and Management Team to complete our initial Business Combination. Our Management Team is led by Per Regnarsson, our Chief Executive Officer and a director on our Board. Mr. Regnarsson is supported by Charles Ratelband V, the Executive Chairman of our Board of Directors. We must complete our initial Business Combination by November 2, 2026. If our initial Business Combination is not consummated by the end of our Combination Period, then, unless our Board of Directors shall otherwise determine, our existence will terminate, and we will distribute all amounts in the Trust Account.

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

In connection with the 2024 Extension, the Sponsor and its designees agreed to contribute an amount equal to $50,000 per month that the Board of Directors decides to take to complete an initial Business Combination, commencing on May 2, 2024 and continuing through May 2, 2025 (or such earlier date as determined by our Board of Directors in its sole discretion). As a result, on April 30, 2024, we issued the 2024 Extension Note in the aggregate principal amount of $600,000 to the Sponsor, which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 Extension. As of October 5, 2026, approximately $600,000 (including applicable interest) has been deposited into the Trust Account to support the 2024 Extension.

On April 30 and May 1, 2025, we held the 2025 First EGM and approved, among other things, an amendment to the Amended and Restated Articles to (i) extend the Combination Period from May 2, 2025 to November 2, 2025 (or such earlier date as determined by the Board of Directors in its sole discretion) and (ii) to permit the Board of Directors, in its sole discretion, to elect to wind up our operations on, or on an earlier date than November 2, 2025. In connection with the 2025 First EGM, Public Shareholders holding 2,016,792 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $24.7 million (approximately $12.23 per Public Share) was removed from the Trust Account to pay such Public Shareholders.

In connection with the 2025 First Extension, the Sponsor and its designees agreed to contribute an amount equal to $17,937 ($0.04 per Public Share that is not redeemed), for each calendar month (commencing on May 2, 2025 and ending on the 1st day of each subsequent month) until November 2, 2025. As a result, on June 20, 2025, we issued the 2025 Extension Note in the aggregate principal amount of $107,623 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2025 First Extension. As of December 31, 2025, approximately $107,623 (including applicable interest) has been deposited into the Trust Account to support the 2025 First Extension of which $17,937 was funded by the 2025 Extension Note.

In addition, we agreed to waive our right to withdraw up to $50,000 of interest accrued on the Trust Account to pay dissolution expenses, should we ultimately liquidate prior to an initial Business Combination (the “Dissolution Expense Waiver”). As a result, we will not withdraw up to $50,000 of interest, as permitted by our Amended and Restated Articles, for such dissolution expenses upon liquidation. All interest then-accrued will be held in the Trust Account and will be released to Public Shareholders upon the earliest to occur of (i) the redemption of the Public Shares in connection with a vote seeking to amend the provisions of our Amended and Restated Articles, (ii) the completion of our initial Business Combination and (iii) the redemption of 100% of the Public Shares if we are unable to complete our initial Business Combination by November 2, 2026 or such earlier date as determined by our Board.

On October 29, 2025, we held the 2025 Second EGM and approved, among other things, an amendment to the Amended and Restated Articles to (i) extend the Combination Period from November 2, 2025 to May 2, 2026 (or such earlier date as determined by the Board of Directors in its sole discretion) and (ii) to permit the Board of Directors, in its sole discretion, to elect to wind up our operations on, or on an earlier date than May 2, 2026. In connection with the 2025 Second EGM, Public Shareholders holding 436,079 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $5.54 million (approximately $12.71 per Public Share) was removed from the Trust Account to pay such Public Shareholders.

On May 1, 2026, we held the 2026 EGM and approved, among other things, an amendment to the Amended and Restated Articles to (i) extend the Combination Period from May 2, 2026 to November 2, 2026 (or such earlier date as determined by the Board of Directors in its sole discretion) and (ii) to permit the Board of Directors, in its sole discretion, to elect to wind up our operations on, or on an earlier date than November 2, 2026. In connection with the 2026 EGM, Public Shareholders holding 4,543 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $60,000 (approximately $13.19 per Public Share) was removed from the Trust Account to pay such Public Shareholders.

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

Following the Founder Share Conversion and the Extension Redemptions, there were 2,094,683 Class A Ordinary Shares and one Class B Ordinary Share issued and outstanding and the Sponsor holds approximately 94% of the issued and outstanding Ordinary Shares.

GreenRock Business Combination

On March 21, 2025, we entered into the GreenRock Business Combination Agreement. The below subsection describes the material provisions of the GreenRock Business Combination Agreement, but does not purport to describe all the terms thereof. This summary of the GreenRock Business Combination Agreement is qualified in its entirety by reference to the complete text of the GreenRock Business Combination Agreement a copys of which is filed with the Report as Exhibit 2.1 and is incorporated by reference herein. Unless otherwise defined herein, the capitalized terms used in this subsection have the same meanings given to them in the GreenRock Business Combination Agreement. Unless otherwise indicated, this Report does not assume the closing of the GreenRock Business Combination.

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

Pursuant to the terms of the Business Combination Agreement, the consideration to be delivered to the GreenRock Shareholders in connection with the Business Combination will be 32,000,000 newly-issued Pubco Ordinary Shares, consisting of (i) 29,900,000 Pubco Class A Ordinary Shares, of which 4,000,000 will be held in a segregated account (the “Escrowed Shares”) pursuant to an escrow agreement that Pubco, and certain GreenRock Shareholders will enter into at or prior to the Closing with an escrow agent mutually acceptable to ClimateRock and GreenRock), and (ii) 2,100,000 Pubco Class B Ordinary Shares. The GreenRock Shareholders shall be shown as registered owners of their respective Escrowed Shares on the books and records of Pubco, and shall be entitled to exercise voting rights with respect to such Escrowed Shares, and any dividends, distributions and other earnings on the Escrowed Shares while held in escrow shall be paid directly to the GreenRock Shareholders. The Escrowed Shares will be subject to forfeiture by the GreenRock Shareholders if GreenRock fails to meet the target described below:

If on the date that Pubco’s audited financial statements for the 2025 fiscal year are filed with the SEC,

a) GreenRock’s Adjusted EBITDA for the 2025 fiscal year is less than $25,000,000 (the “EBITDA Target”), then all Escrowed Shares will be forfeited by the GreenRock Shareholders, surrendered to Pubco for no consideration, and cancelled; or

b) GreenRock’s Adjusted EBITDA for the 2025 fiscal year is equal to or greater than the EBITDA Target, then all Escrowed Shares will be released to the GreenRock Shareholders.

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

Termination

The GreenRock Business Combination Agreement may be terminated at any time prior to the Closing by either us or GreenRock if the Closing does not occur by May 2, 2026, or such other date as may be extended pursuant to the GreenRock Business Combination Agreement.

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

The key focus of our Company is to invest in a responsible and sustainable manner. All investments and investment vehicles are based on this principle. We also adhere to the principles described in the United Nations Principles for Responsible Investment and the principles of ESG. By investing accordingly, we want to actively contribute to the Sustainable Development Goals set by the United Nations in 2015, primarily Goal 7 (affordable and clean energy), Goal 11 (sustainable cities and communities), Goal 12 (responsible consumption and production) and Goal 13 (climate action). We focus our efforts to invest in accordance with the following key commercial criteria:

●	Attractive market opportunity. We believe that there is a clear need for companies that share our corporate values and industry perspective to become part of our publicly listed clean energy platform to allow for accelerated follow-on growth opportunities. Recent global attention to sustainability, economic progress, human capital, along with its social, political and financial environment suggests that the clean energy market will remain a core and growing asset class and provide significant investment opportunities over the next several years. Early leadership in Europe and significant growth opportunities in the Asia-Pacific region will, in our opinion, spur not only significant demand for green power sources, but also greater efficiencies driven by next generation wind, solar, hydro-electric, battery and hydrogen technologies, to name a few.

●	Objective to invest in green energy and technology companies. We are focused on companies that have sustainable competitive advantages and/or operate green power assets with a mix of contracted and merchant revenue profiles, a need for capital to fund growth activities and/or to scale up power generation capacity, and offer an attractive risk-adjusted return for our shareholders. We also prefer companies that, if combined with us, may have a greater environmental and social impact, considering all stakeholders, if not already in place, and those which work to establish and follow best-in-class sustainability standards, which we believe will create long-term shareholder value.

●	Experienced Management Team. Our Management Team has significant prior experience in capital markets and investment in renewable energy and clean technology. Per Regnarsson and Charles Ratelband V have decades of experience combined when it comes to investment in sustainable energy and clean technology, and a substantial number of connections across the European Union and North America. Messrs. Regnarsson and Ratelband V are supported by Mr. Michael Geary, our Chief Financial Officer. Additional team members include the following independent non-executive directors: (i) Dariusz Sliwinski, an experienced finance and investment director; and (ii) Sean Kidney, a regular speaker on climate change and finance.

●	Substantial Deal Flow. We have been sourcing initial Business Combination opportunities through existing connections and our Management Team’s network, our Management Team’s broad network of owners, investors, executives and advisors of businesses in the sustainable energy industry.

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

Initial Business Combination

The Nasdaq Rules require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial Business Combination (the “80% Test”). Although we are no longer listed on Nasdaq, we expect to continue to comply with the 80% Test with respect to our initial Business Combination. Our Board of Directors will make the determination as to the fair market value of our initial Business Combination. If our Board of Directors is not able to independently determine the fair market value of our initial Business Combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our Board of Directors will not be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects.

If we are unable to consummate an initial Business Combination within the Combination Period, we will redeem 100% of our issued and outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares, subject to applicable law and as further described herein, and then seek to liquidate and dissolve. We expect the Redemption Price to be approximately $13.02 per Public Share, as of December 31, 2025, before taxes payable, if any. However, we cannot assure our Public Shareholders that we will in fact be able to distribute such amounts as a result of claims of creditors that may take priority over the claims of our Public Shareholders.

We anticipate structuring our initial Business Combination either (i) in such a way so that the post-transaction company in which our Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders, or for other reasons. However, we will only complete an initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new Ordinary Shares in exchange for all of the outstanding share capital, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new Ordinary Shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our outstanding Ordinary Shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of 80% Test. If the initial Business Combination involves more than one target business, the 80% Test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial Business Combination for purposes of a tender offer or for seeking shareholder approval, as applicable. Based on the valuation analysis of our Management, we have determined that the fair market value of GreenRock was substantially in excess of 80% of the funds in the Trust Account as of the Execution of the GreenRock Business Combination Agreement, and that the 80% Test was therefore satisfied.

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

Although there are various costs and obligations associated with being a public company, we believe target businesses, such as GreenRock, will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical Initial Public Offering process takes a significantly longer period of time than the typical Business Combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial Business Combination with us.

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

Financial Position

With funds available for an initial Business Combination in the amount of approximately $160,938 (as of December 31, 2025 and assuming no further redemptions of Public Shares and before taxes payable, if any) available to us before fees and expenses associated with our initial Business Combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

As a result of the Redemption Limitation Amendment that was approved by shareholders at our 2025 First EGM, we are not subject to the requirement that many other SPACs have to retain net tangible assets of at least $5,000,001 immediately after the consummation of our initial Business Combination. However, if we seek to consummate an initial Business Combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the Trust Account upon consummation of such initial Business Combination, this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial Business Combination and we may not be able to locate another suitable target within the Combination Period. See the 2025 Proxy Statement for additional information about the Redemption Limitation Amendment.

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

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. As of December 31, 2025, the Redemption Price is approximately $13.02 per Public Share (before taxes payable, if any). The per-share amount we will distribute to Public Shareholders who properly redeem their Public Shares will not be reduced by the Deferred Fee we will pay to the underwriters of the Initial Public Offering.

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

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than a specified number of Public Shares that are not purchased by our Sponsor, which number will be based on the requirement that we may not redeem Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or immediately after the consummation of our initial Business Combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial Business Combination. If Public Shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial Business Combination. See the 2025 Proxy Statement for more information on the Redemption Limitation Amendment.

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

If we seek shareholder approval, we will complete our initial Business Combination only if we obtain the approval of an Ordinary Resolution. A quorum for a general meeting is the holders of a majority of the Ordinary Shares being individuals present in person or by proxy or if a corporation or other non-natural person by its duly authorized representative or proxy. Our Sponsor, directors and officers will count toward this quorum and pursuant to the Letter Agreement, our Sponsor, officers and directors have agreed to vote their Founder Shares and any Public Shares purchased during or after our Initial Public Offering (including in open market and privately negotiated transactions) in favor of our initial Business Combination. For purposes of seeking approval of the majority of our outstanding Ordinary Shares voted, abstentions and broker non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, in addition to the Founder Shares and the Representative Shares, we would not need any Public Shares to be voted in favor of an initial Business Combination (assuming that only the minimum number of issued and outstanding shares representing a quorum is present in person or by proxy at a meeting) in order to have our initial Business Combination approved. We intend to give approximately 20 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial Business Combination. These quorum and voting thresholds, and the voting agreements of our Sponsor, officer and directors may make it more likely that we will consummate our initial Business Combination. Each Public Shareholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction.

As a result of the Redemption Limitation Amendment that was approved by shareholders at our 2025 First EGM, we are not subject to the requirement that many other SPACs have to retain net tangible assets of at least $5,000,001 immediately after the consummation of our initial Business Combination. However, the proposed initial Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial Business Combination. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any Public Shares, and all Public Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combinations, including pursuant to any forward purchase agreements or backstop arrangement into which we may enter following consummation of our Initial Public Offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirement. See the 2025 Proxy Statement for additional information about the Redemption Limitation Amendment.

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

If the GreenRock Business Combination is not completed, we may continue to try to complete an initial Business Combination with a different target until November 2, 2026.

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

Our Sponsor, officers and directors have also agreed pursuant to the Letter Agreement with us, that they will not propose any amendment to our Amended and Restated Articles (i) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes divided by the number of then outstanding Public Shares. As a result of the Redemption Limitation Amendment that was approved by shareholders at our 2025 First EGM, we are not subject to the requirement that many other SPACs have to retain net tangible assets of at least $5,000,001 immediately after the consummation of our initial Business Combination. See the 2025 Proxy Statement for additional information about the Redemption Limitation Amendment.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts outside the Trust Account, although we cannot assure our shareholders that there will be sufficient funds for such purpose. We have agreed to waive our right to withdraw up to $50,000 of interest accrued on the Trust Account to pay dissolution expenses, should we ultimately liquidate prior to an initial Business Combination (the “Dissolution Expense Waiver”). As a result, we will not withdraw up to $50,000 of interest, as permitted by our Amended and Restated Articles, for such dissolution expenses upon liquidation. All interest then-accrued will be held in the Trust Account and will be released to Public Shareholders upon the earliest to occur of (i) the redemption of the Public Shares in connection with a vote seeking to amend the provisions of our Amended and Restated Articles, (ii) the completion of our initial Business Combination and (iii) the redemption of 100% of the Public Shares if we are unable to complete our initial Business Combination by November 2, 2026 or such earlier date as determined by our Board.

If we were to expend all of the net proceeds of our Initial Public Offering and the Private Placement, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $13.02, as of December 31, 2025 (before taxes payable, if any). The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure our Public Shareholders that the actual per-share redemption amount received by Public Shareholders will not be substantially less than $13.02.

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

We seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2025, we had access to up to approximately $160,938 from the proceeds of our Initial Public Offering with which to pay any such potential claims. In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

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

Amended and Restated Articles

Our Amended and Restate Articles contains certain requirements and restrictions relating to our Initial Public Offering that will apply to us until the consummation of our initial Business Combination. If we seek to amend any provisions of our Amended and Restate Articles relating to shareholders’ rights or pre-Business Combination activity, we will provide dissenting Public Shareholders with the opportunity to redeem their Public Shares in connection with any such vote. Our Sponsor, officers and directors have agreed to waive any redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of our initial Business Combination. Specifically, our Amended and Restate Articles provide, among other things, that:

●	we shall either (1) seek shareholder approval of our initial Business Combination at a general meeting called for such purpose at which Public Shareholders may seek to redeem their Public Shares, regardless of whether they vote for or against the proposed Business Combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein;

●	if our initial Business Combination is not consummated within the Combination Period, then we will redeem all of the outstanding Public Shares and thereafter liquidate and dissolve our company;

●	upon the consummation of our Initial Public Offering $79,931,250 was placed into the Trust Account, of which approximately $104,512 remained as of October 15, 2026;

●	we may not consummate any other Business Combination, merger, share exchange, asset acquisition, share purchase, reorganization or similar transaction prior to our initial Business Combination; and

●	prior to our initial Business Combination, we may not issue additional Ordinary Shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial Business Combination.

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

●	if our initial Business Combination involves a company organized under the laws of a state of the United States, it is possible the Excise Tax will be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial Business Combination;

●	since we did not consummate our initial Business Combination by April 7, 2025, our securities were suspended from trading on Nasdaq and were delisted. Such trading suspension and delisting could have a material adverse effect on the trading of our securities and may adversely affect our ability to consummate an initial Business Combination, including the GreenRock Business Combination;

●	our Public Shareholders’ exercise of redemption rights with respect to a large number of Public Shares in the Extension Redemptions may affect our ability to complete an initial Business Combination in the most desirable manner that will optimize the capital structure of the combined company, or at all;

●	cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss;

●	changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations;

●	if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination;

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, on May 2, 2024, we instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, we may receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments, which could reduce the dollar amount our Public Shareholders would receive upon any redemption or our liquidation;

●	there is substantial doubt about our ability to continue as a “going concern”;

●	we may seek to further extend the Combination Period, which could have a material adverse effect on the amount held in our Trust Account and other adverse effects on our Company. See the 2026 Proxy Statement for additional information about the proposed further extension of our Combination Period;

●	there is a minor, but non-zero risk of adverse regulatory changes in the geographies of operation that would inhibit the development of solar energy projects in those regions; and

●	technological breakthroughs that deem solar energy substantially less profitable could be highly detrimental to our business post- Business Combination.

For additional risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement (ii) 2022 Annual Report, 2023 Annual Report and 2024 Annual Report (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, September 30, 2023, September 30, 2024 and June 30, 2025 as filed with the SEC on August 11, 2022, November 9, 2022, May 8, 2023, August 14, 2023, November 14, 2023, November 14, 2024 and October 30, 2025, respectively, and (iv) 2026 Proxy Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Item 3. Legal Proceedings.

From time to time, Pubco, GreenRock or any of their respective subsidiaries may become involved in legal proceedings or be subject to claims arising in the ordinary course of their business.

Simmons & Simmons (“Simmons”) provided services to GreenRock in 2023 and 2024. The fees billed for these services totaling £534,057 are included in the balance sheet of GreenRock at December 31, 2024 and June 30, 2025 and remain outstanding. In March 2025, Simmons commenced proceeding in the English courts for recovery of fees owed plus interest and obtained judgment from the English Court in July 2025. Simmons served a statutory demand for payment on GreenRock on August 6, 2025. A petition for the winding up of the GreenRock was filed by Simmons with the Grand Court of the Cayman Islands and then subsequently withdrawn. On November 24, 2025, GreenRock entered into an agreement with Simmons, whereby Simmons agreed that Greenrock would be permitted to make repayment after the Closing. Certain shareholders of GreenRock and of the Sponsor including Mr. Regnarsson have provided pledges and/or guarantees to secure Simmons’ payment.

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

On April 8, 2025, we received written notice from the Nasdaq Panel indicating that the Nasdaq Panel had determined to delist our securities from Nasdaq and that trading in our securities would be suspended at the open of trading on April 10, 2025, due to our failure to comply with the terms of its earlier decision. Pursuant to such decision, among other things, we were required to complete our initial Business Combination by no later than April 7, 2025. Accordingly, the Nasdaq Panel determined to delist our securities from Nasdaq. Our public securities were suspended from Nasdaq on April 10, 2025. On July 15, 2025, the Form 25-NSE was filed to delist our securities from Nasdaq.

Following the suspension of trading on Nasdaq, our Units, Public Shares, Public Warrants and Rights are quoted on the Pink Limited tier of the OTC under the symbols “CLRCUF,” “CLRCF,” “CLRCWF,” and “CLRCRF”, respectively. The Pink Limited tier of the OTC is a significantly more limited market than Nasdaq, and quotations on the Pink tier of the OTC may result in a less liquid market available for existing and potential shareholders to trade our public securities and could adversely affect the trading prices of our public securities.

(b)	Holders

On October 12, 2026, there was one holder of record of our Units, three holders of record of our Class A Ordinary Shares, two holders of record of our Warrants and one holder of record of our Rights.

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

There were no sales of unregistered securities during the fiscal year covered by the Report. However, on March 31, 2023 we issued an aggregate of 1,968,749 Class A Ordinary Shares to the Sponsor, upon the conversion of an equal number of Class B Ordinary Shares held by the sponsor in the Founder Share Conversion. The 1,968,749 Class A Ordinary Shares issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Founder Share Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the IPO Registration Statement; consequently, the Class A Ordinary Shares issued in connection with the Founder Share Conversion are not registered under the Securities Act and will remain unregistered until registration is demanded by the Sponsor pursuant to the Letter Agreement. Following the Founder Share Conversion and the Extension Redemptions, there were 2,099,226 Class A Ordinary Shares and one Class B Ordinary Share issued and outstanding and the Sponsor holds approximately 93.78% of the issued and outstanding Ordinary Shares as of December 31, 2025.

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

(h)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 29, 2025, we held the 2025 Second EGM at which our shareholders approved, among other things, the 2025 Second Extension, which extended the Combination Period from November 2, 2025 to May 2, 2026 (or such earlier date as determined by the Board). In connection with the approval of the 2025 Second Extension, Public Shareholders holding 436,079 Public Shares properly exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account. We paid cash in the aggregate amount of $5.5 million, or approximately $12.71 per Public Share, to redeeming Public Shareholders in the 2025 Second Redemptions.

The following table contains monthly information about the repurchases of our equity securities for the three months ended December 31, 2025:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 – October 31, 2025	—	—	—	—

November 1 – November 30, 2025	436,079	$12.71	—	—

December 1 – December 31, 2025	—	—	—	—

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

Although we are not limited to a particular industry or geographic region for purposes of consummating an initial Business Combination, we focus on opportunities in environmental protection, renewable energy, fighting climate change, and any other related industries. We target companies with established operating models that have strong management teams, realigned capital structures, positive cash flows prospects, and a clear and well-defined pathway for growing profitably over the long-term.. We are an early-stage and emerging growth company and, as such, we are subject to all of the risks associated with early-stage and emerging growth companies.

As of December 31, 2025, we had not yet commenced any operations. All activity through December 31, 2025 relates to our formation and our Initial Public Offering, which is described below, and post-Initial Public Offering, searching for a target to consummate and consummating an initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering. We have selected December 31 as our fiscal year end.

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

On April 30 and May 1, 2025, we held the 2025 First EGM and approved, among other things, an amendment to the Amended and Restated Articles to (i) extend the Combination Period from May 2, 2025 to November 2, 2025 (or such earlier date as determined by the Board of Directors in its sole discretion) and (ii) to permit the Board of Directors, in its sole discretion, to elect to wind up our operations on, or on an earlier date than November 2, 2025. In connection with the 2025 First EGM, Public Shareholders holding 2,016,792 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $24.7 million (approximately $12.23 per Public Share) was removed from the Trust Account to pay such Public Shareholders.

On October 29, 2025, we held the 2025 Second EGM and approved, among other things, an amendment to the Amended and Restated Articles to (i) extend the Combination Period from November 2, 2025 to May 2, 2026 (or such earlier date as determined by the Board of Directors in its sole discretion) and (ii) to permit the Board of Directors, in its sole discretion, to elect to wind up our operations on, or on an earlier date than May 2, 2026. In connection with the 2025 Second EGM, Public Shareholders holding 436,079 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $5.54 million (approximately $12.71 per Public Share) was removed from the Trust Account to pay such Public Shareholders.

On May 1, 2026, we held the 2026 EGM and approved, among other things, an amendment to the Amended and Restated Articles to (i) extend the Combination Period from May 2, 2026 to November 2, 2026 (or such earlier date as determined by the Board of Directors in its sole discretion) and (ii) to permit the Board of Directors, in its sole discretion, to elect to wind up our operations on, or on an earlier date than November 2, 2026. In connection with the 2026 EGM, Public Shareholders holding 4,543 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $60,000 (approximately $13.19 per Public Share) has been removed from the Trust Account to pay such Public Shareholders.

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

Following the Founder Share Conversion and the Extension Redemptions, there were 2,094,683 Class A Ordinary Shares and one Class B Ordinary Share issued and outstanding and the Sponsor holds approximately 94% of the issued and outstanding Ordinary Shares.

GreenRock Business Combination

On December 30, 2023, we entered into the GreenRock Business Combination Agreement with GreenRock, Pubco and the Merger Subs, which was amended on November 6, 2024 and March 21, 2025. Pursuant to the GreenRock Business Combination Agreement, subject to the terms and conditions set forth therein, (i) SPAC Merger Sub will merge with and into our Company, with our Company continuing as the surviving entity and wholly-owned subsidiary of Pubco, in connection with which all of our existing securities will be exchanged for rights to receive securities of Pubco as follows: (a) immediately prior to the SPAC Merger Effective Time (as defined in the GreenRock Business Combination Agreement), every issued and outstanding Unit will be automatically separated and the holders thereof will be deemed to hold one (1) Class A Ordinary Share, one-half (1/2) of a Public Warrant and one Right, (b) each Class A Ordinary Share outstanding immediately prior to the Effective Time that has not been redeemed and is not a Dissenting Share (as defined in the GreenRock Business Combination Agreement) shall automatically convert into one Pubco Ordinary Share (as defined in the GreenRock Business Combination Agreement), par value $0.0001, issued by Pubco, (c) each Class B Ordinary Share, par value $0.0001, outstanding immediately prior to the SPAC Merger Effective Time that is not a Dissenting Share shall automatically convert into one Pubco Ordinary Share, (d) each Public Warrant and each Private Placement Warrant shall automatically convert into one warrant to purchase Pubco Ordinary Shares on substantially the same terms and conditions; (e) each Right will be automatically converted into the number of Pubco Ordinary Shares that would have been received by the holder of such Right if it had been converted upon the consummation of a Business Combination in accordance with the Amended and Restated Articles, and (ii) Company Merger Sub will merge with and into GreenRock, with GreenRock continuing as the surviving entity and wholly-owned subsidiary of Pubco, pursuant to which (x) each GreenRock Ordinary Share )(as defined in the GreenRock Business Combination Agreement) issued and outstanding immediately prior to the Effective Time (as defined in the GreenRock Business Combination Agreement ) shall be automatically cancelled and extinguished and converted into the right to receive the applicable portion of Pubco Ordinary Shares constituting the Merger Consideration (as defined in the GreenRock Business Combination Agreement) and (y) each issued and outstanding GreenRock convertible security shall be converted into Pubco convertible securities of like tenor and shall have, and be subject to, substantially the same terms and conditions as set forth in the applicable organizational document of GreenRock, except that they shall represent the right to acquire Pubco Ordinary Shares in lieu of GreenRock Ordinary Shares.

For a full description of the GreenRock Business Combination Agreement and the proposed GreenRock Business Combination, please see “Item 1. Business”.

Results of Operations

Our entire activity since inception up to December 31, 2025 has been related to our formation and our Initial Public Offering, and we will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering. We also expect to continue to incur increased expenses as a result of becoming a public company (i.e., for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses in search for a target to consummate an initial Business Combination.

For the year ended December 31, 2025, we reported net loss of $1,188,424, comprised of $680,826 of dividend income earned in the Trust Account offset by formation, administrative and operating costs of $1,869,250.

For the year ended December 31, 2024, we reported a net loss of $390,001, comprised of $1,445,114 of dividend income earned in the Trust Account offset by formation, administrative and operating costs of $1,835,282 and interest income of $167.

Liquidity, Capital Reserves and Going Concern

On May 2, 2022, we consummated our Initial Public Offering of 7,875,000 Units, including 375,000 Option Units that were issued pursuant to the partial exercise of the Over-Allotment Option. Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, we sold 3,762,500 Private Placement Warrants, including 112,500 Private Placement Warrants that were issued pursuant to the partial exercise of the Over-Allotment Option. From the proceeds of the Initial Public Offering and Private Placement Warrants, we retained approximately $1,100,000 for working capital needs after transfer of proceeds to the Trust Account and payment of expenses related to the Initial Public Offering and directors’ and officers’ insurance. As of December 31, 2025 and December 31, 2024, there was $5,670 and $14,384 in cash held outside the Trust Account, respectively.

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

On September 21, 2022, we entered into a loan agreement with Eternal in the principal amount of up to $180,000, on an unsecured basis and bearing no interest. The Second Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is December 31, 2026, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Second Eternal Loan Amendment.  As of December 31, 2025 and December 31, 2024, the outstanding balance of the Second Eternal Loan was $170,603 and no interest was accrued.

Additionally, on November 12, 2022, we entered into a loan agreement with Eternal in the principal amount of up to $300,000, on an unsecured basis and bearing no interest. The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023. The maturity date is December 31, 2026 or, if earlier, the date of the consummation of the initial Business Combination, as amended by the Third Eternal Loan Amendment. As of December 31, 2025 and December 31, 2024, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, we entered into a loan agreement with Eternal in the principal amount of up to $50,000, on an unsecured basis and bearing no interest. The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is the earlier of December 31, 2026 or the date of the consummation of the initial Business Combination, as amended by the Fourth Eternal Loan Amendment. As of December 31, 2025 and December 31, 2024, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

On April 12, 2023, we entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest. The Fifth Eternal Loan was available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date is December 31, 2026 or if earlier, the date of the consummation of the initial Business Combination, as amended by the Fifth Eternal Loan Amendment. As of December 31, 2025 and December 31, 2024, the outstanding balance of the Fifth Eternal Loan was $500,000 and no interest was accrued.

On November 1, 2023, we entered into a loan agreement with Eternal in the principal amount of up to $335,000 on an unsecured basis and bearing no interest. The Sixth Eternal Loan was available to be drawn down from November 1, 2023. The maturity date is December 31, 2026, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Sixth Eternal Loan Amendment. In the event we do not repay the Sixth Eternal Loan within 10 days of the consummation of the initial Business Combination, we will pay an interest of five percent (5%) per month to Eternal until the date of repayment of the Sixth Eternal Loan. As of December 31, 2025 and December 31, 2024, the outstanding balance of the Sixth Eternal Loan was $335,000 and no interest was accrued.

On November 1, 2023, we and Eternal agreed to the Eternal Loan Amendment requiring that in the event that we do not repay each of the Second Eternal Loan, Third Eternal Loan, Fourth Eternal Loan, and Fifth Eternal Loan within 10 days of the consummation of the initial Business Combination, we will pay an interest of five percent (5%) per month to Eternal until the date of repayment of each such loan. The maturity date for each of these loans was extended to December 31, 2026, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Eternal Loan Amendment.

On August 5, 2024, we entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $1,500,000, on an unsecured basis and bearing no interest. The Seventh Eternal Loan was available for drawdown in unlimited number of installments in the period from August 3, 2024 to September 30, 2025. The final repayment date is December 31, 2026 or, if earlier, the date of the consummation of the initial Business Combination. As of December 31, 2025, we borrowed an additional $283,460 beyond the initial terms of the Seventh Eternal Loan. As of December 31, 2025 and December 31, 2024, the outstanding balance of the Seventh Eternal Loan was $1,783,460 and $1,768,460 respectively, and no interest was accrued.

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

Gluon Loan

On November 1, 2024, we entered into a loan agreement with Gluon to advance the sum of $20,000 to assist with short term cash demands. We agreed to repay the principal amount of $20,000, plus $1 interest, on or before February 28, 2025. The repayment deadline was subsequently extended to December 31, 2026.

From May 16, 2025 to December 31, 2025, Gluon Renewable Energies Limited made payments totaling $365,284 on behalf of the Company. Other disbursements were for late vendor invoices and the insurance renewal. As of December 31, 2025, the outstanding balance of the loan from Gluon Renewable Energies Limited was $385,284 and $1 of interest was accrued.

GreenRock Loan

In the last quarter of 2025, GreenRock, a related party by virtue of common control, provided funding to us to allow us to meet certain costs and obligations pursuant to a loan agreement effective November 20, 2025. No interest was recognised in the period. Additional funding was provided in 2026. In July 2026, a further loan of up to $1 million was agreed with interest terms that match GreenRock’s cost of funding and interest charged from July 1, 2026. The annual interest rate is 10% and the loan has an original issue discount of 20%. It is repayable on December 17, 2026 (or earlier in certain circumstances). The amounts owed to GreenRock at December 31, 2025 and 2024 were $89,686 and $nil respectively.

Convertible Promissory Notes

On May 2, 2023, we issued the 2023 Extension Note in the aggregate principal amount of $900,000 to the Sponsor, which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2023 Extension. The Sponsor agreed to pay $75,000 per month until the completion of an initial Business Combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by our Board of Directors in its sole discretion). The 2023 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. Per the 2023 Extension Note, as amended, if we do not repay the 2023 Extension Note within five days of the maturity date, five percent (5%) interest per month will accrue on the unpaid principal balance until the 2023 Extension Note is fully repaid. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the Initial Public Offering. We have determined that the fair value of the 2023 Extension Note is par value. As of December 31, 2025 and December 31, 2024, the outstanding balance of the 2023 Extension Note was $900,000 and no interest was accrued.

On April 30, 2024, we issued the 2024 Extension Note in the aggregate principal amount of $600,000 to the Sponsor, which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 Extension. The Sponsor agreed to pay $50,000 per month that the Board of Directors decides to take to complete an initial Business Combination, commencing on May 2, 2024 and continuing through May 2, 2025 (or such earlier date as determined by our Board of Directors in its sole discretion). The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the Initial Public Offering. We have determined that the fair value of the 2024 Extension Note is par value. As of December 31, 2025 and December 31, 2024, the outstanding balance of the 2024 Extension Note were $600,000 and $400,000, respectively, and no interest was accrued.

On June 20, 2025, we issued the 2025 Extension Note in the aggregate principal amount of $107,623 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2025 First Extension. The 2025 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. As of December 31, 2025, $17,937 had been drawn.

Going Concern

As of December 31, 2025, we had a cash balance of $5,670 and a working capital deficit of $7.9 million. We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern one year from the issuance date of the audited consolidated financial statements contained elsewhere in this Report. Prior to consummation of a Business Combination, we have the ability to secure additional funding from the Sponsor or other related parties. There is no assurance that our plans to consummate a Business Combination will be successful by November 2, 2026. The audited consolidated financial statements contained elsewhere in this Report do not include any adjustment that might result from the outcome of this uncertainty.

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

Transaction Expenses

On May 31, 2022, we entered into an agreement (the “EGS Agreement”) with Ellenoff, Grossman & Schole LLP (“EGS”) to (x) act as U.S. securities council to us in connection with pending acquisition targets for us to acquire consistent with our Initial Public Offering and (y) assist in U.S. securities work related to the initial Business Combination. The fee structure for this agreement is as follows: (i) an upfront retainer of $37,500, (ii) billing on an hourly basis for time, (iii) each month fifty percent (50%) of the amount billed shall be due and owing, (iv) the remaining fifty percent (50%) not paid, on a monthly basis, will be deferred until the closing of the initial Business Combination and will be paid with a twenty percent (20%) premium. As of December 31, 2025, and December 31, 2024, the total outstanding billed amount for services provided by EGS is $1,066,144 and $932,285 of which $533,072 and $466,143 (50% of the outstanding balance), respectively, is considered outstanding per the terms of the EGS Agreement and is included in accrued liabilities on the consolidated balance sheet of the audited consolidated financial statements contained elsewhere in this Report. As the initial Business Combination cannot be deemed probable as of December 31, 2025 and December 31, 2024, respectively, and payment of the deferred portion of the outstanding balance is contingent upon a successful initial Business Combination, no amount was accrued for the deferred portion of the outstanding amount or the premium.

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

On January 4, 2024, we entered into an agreement (the “MZHCI Agreement”) with MZHCI, LLC (“MZHCI”), pursuant to which MZHCI acts as consultant and adviser, to counsel, and inform our designated officers and employees as it relates to pre & post IPO, Business Combination readiness assessment, post transaction close preparation advisory, overall capital markets climate related to global macroeconomic conditions, world-leading exchanges, our competitors, related Business Combinations in the relevant market segments, and other aspects of/or concerning our business about which MZHCI has knowledge or expertise. The MZHCI Agreement became effective upon execution and was active for a period of six months. It was cancelled later in 2024 with a payable of $26,000 remaining.

Administrative Services Agreement

We entered into the Administrative Services Agreement with the Sponsor on April 27, 2022, pursuant to which the Sponsor performed certain services for us for a monthly fee of $10,000. On May 2, 2022, the Sponsor entered into an assignment agreement with Gluon Group, an affiliate of our Company, to provide the services detailed in the Administrative Service Agreement. Per Regnarsson, our Chief Executive Officer and a director, is the Managing Partner of Gluon. As of December 31, 2025 and December 31, 2024, $45,186 and $39,187 respectively has been paid to Gluon Group for such services and an additional $418,941 and $304,941, respectively, has been accrued.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Our critical accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies”, of the audited consolidated financial statements contained elsewhere in this Report. There were no accounting estimates made in the preparation of the financial statements that Management consider critical.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-2 through F-24 comprising a portion of this Report, which are incorporated herein by reference.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and as a result of the material weaknesses in our internal control over financial reporting discussed below, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year ended December 31, 2025.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making these assessments, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, Management determined that we did not maintain effective internal control over financial reporting as of December 31, 2025, due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses:

1.	Timeliness of periodic reporting. As a company with a small finance team and no operating business, we rely on a limited number of personnel to prepare our periodic reports. During 2025 and 2026 these personnel were also responsible for a significant volume of other activity, including work on our proposed business combination with GreenRock. As a result, our financial close and reporting process did not operate with sufficient capacity to complete our periodic reports within the required time periods. Our Annual Report on Form 10-K for the year ended December 31, 2025 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026 were not filed within the required time periods specified in the SEC’s rules and forms.

2.	Recording of expenses in the appropriate period. Our controls over period-end cut-off did not operate effectively to ensure that operating expenses were recorded completely and in the appropriate period. In certain instances, expenses were not initially recorded in the correct period. In preparing the financial statements for the year ended December 31, 2025, accrued expenses and professional fees were initially overstated. This was corrected before the financial statements included in this Report were issued.

3.	Documentation and approval of related party transactions. Our controls were not designed to ensure that related party transactions were formally documented, and their approval evidenced, on a timely basis in accordance with our Related Party Transaction Policy. Certain loans from related parties during the year were known to and approved by Board members at the time they were made. However, they were not formally documented until after December 31, 2025. The related party loans are correctly disclosed as such in the financial statements included in this Report.

In light of these material weaknesses, Management performed additional analyses and other procedures to ensure that the financial statements included in this Report were prepared in accordance with GAAP. Accordingly, Management believes that the financial statements included in this Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation

With oversight from the audit committee, Management has implemented, or is implementing, the following measures:

●	Timeliness of periodic reporting. We are ensuring that the team focuses on completing the periodic reporting in a timely manner. We will also add resources to the finance team as appropriate and if necessary utilize external support. We intend to become current in our periodic reporting obligations as soon as practicable.

●	Recording of expenses. Beginning with the quarter ended March 31, 2026, we improved our period-end close procedures to ensure that appropriate supplier reconciliations were performed to properly capture invoices in the relevant period. No cut-off errors have been identified in our financial statements for the quarters ended March 31, 2026 and June 30, 2026.

●	Related party transactions. All related party loans outstanding at December 31, 2025 are formally documented. Although we do not expect to agree additional such loans, awareness of the need to ensure timely documentation has been raised among the team.

Management believes these measures will remediate the material weaknesses described above. The material weaknesses will be considered remediated once the applicable controls have operated for a sufficient period and Management has concluded, through testing, that they are operating effectively. We cannot assure you that these measures will be sufficient, or that additional material weaknesses will not be identified in the future.

This Report does not include an attestation report on our internal control over financial reporting from our independent registered public accounting firm, due to our status as an emerging growth company under the JOBS Act and as a non-accelerated filer.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Per Regnarsson	59	Director and Chief Executive Officer
Charles Ratelband V	45	Director and Executive Chairman
Michael Geary	64	Chief Financial Officer
Sean Kidney	69	Independent Director
Dariusz Sliwinski	63	Independent Director

The experience of our directors and executive officers is as follows:

Per Regnarsson has served as our Chief Executive Officer and a director since December 2021. He will also serve as a member of the board of directors of Pubco following the completion of the GreenRock Business Combination. Mr. Regnarsson currently serves as the Director of Gluon Renewable Energies Ltd (formerly Gluon Capital Ltd.) and various subsidiary companies of the Gluon Group, a London, England headquartered company that forms, seeds and invests in sustainable energy and mobility businesses globally. He also served as the Chairman of EV Hub Ltd., an electric vehicle infrastructure company, the Director of Marine2o Ltd., a developer of green hydrogen production and the Founding Advisory Partner of Impactirr Alliance Ltd., an Indian renewable energy firm since October 2019. Prior to that, he served as the Associate Partner of K2 Management, a renewable energy financial advisory company, from October 2018 to February 2020. From May 2018 to January 2019, Mr. Regnarsson served as the Partner of Opus Corporate Finance LLP, a private equity firm. He also served as the Associate Partner of Assay Advisory Ltd., a London based financial consulting firm. Mr. Regnarsson served as the Executive Board Member and Chief Investment Officer of the Palmetto Group, a private equity firm active in the clean energy industry, from August 2014 to March 2016. From March 2011 to March 2018, he founded CWC Biofuels A/S, a Danish energy firm and served as its Acting CEO and Director with responsibility for financing. Mr. Regnarsson co-founded Clean World Capital, a private equity firm, in July 2008 and served as its Managing Partner until July 2014 and in connection with this, he co-founded Better Energy A/S, a solar photovoltaic firm and served as its shareholder and Executive Chairman from September 2012 to March 2015. Previously, from 1990 to 2014, Mr. Regnarsson worked at various investment banking and boutique corporate finance institutions including Danske Bank, Chase Manhattan Bank, Moody’s, JP Morgan, Merrill Lynch and Clean World Capital. Mr. Regnarsson holds an MSc Sloan Fellowship from London Business School. We believe Mr. Regnarsson is well-qualified to serve on our Board of Directors because of his experience in the financial service industry.

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

Michael Geary has served as our Chief Financial Officer since April 2025. He has served as the Business Development Director of Gluon Renewable Energies Ltd (formerly Gluon Capital Ltd), a renewable energy company, since September 2024. Previously, Mr. Geary served as the Chief Financial Officer of GreenRock Corp, a company in the renewable energy industry, from May 2023 to September 2024. Mr. Geary was CEO and co-founder of Consentz, a medical application from August 2015 to July 2023, providing medical record and management software to clinics. From 2008 to 2015, Mr. Geary helped to develop a wind turbine installation company, was a founder for a medical clinic and a start-up computer device company and turned around and facilitated growth of two retail businesses. From 1994 to 2012, Mr. Geary worked on property investment, development, providing advice on commercial and residential properties. From 2004 to 2005, Mr. Geary served as CFO of Cable & Wireless (Japan & Asia) where he implemented policies to ensure Sarbanes-Oxley compliance, led a regional business review to identify growth opportunities and cost reduction strategies for the region, and successfully led the sale of the Japan business to Japan Telecom. From 2001 to 2004, Mr. Geary was CFO at Bettercare, a 3i private equity backed care homes group, refinanced the business, where he led a strategy review resulting in a significant performance improvement, introduced a new budgetary process, implemented a new financial software system and carried out a full review of controls. From 1999 to 2001, Mr. Geary co-founded a telecoms business Efonic. From 1997 to 1999, Mr. Geary worked at ABN AMRO on M&A transactions in Europe and Asia. From 1991 to 1999, he held finance positions at Cable and Wireless in project finance, corporate finance, management and financial reporting, budgeting and systems implementation. Prior to this, Mr. Geary trained and worked for Pitney Bowes and GEC Telecommunications. Mr. Geary is a Fellow of Chartered Institute of Management Accountants, holds an MSc Sloan Fellowship from London Business School, where he co-authored a venture capital paper that was published and taught for over 10 years, and an MSc and BA Economics from Manchester University.

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

Number and Terms of Office of Officers and Directors

We have four directors. Our Amended and Restated Articles provide that the authorized number of directors may be changed only by Ordinary Resolution. Prior to consummation of our initial Business Combination, holders of our Class B Ordinary Shares have the right to appoint or remove our directors. Holders of our Class A Ordinary Shares will not have the right to vote on the appointment or removal of directors during such time. These provisions of our Amended and Restated Articles may only be amended by a Special Resolution passed by shareholders representing at least 90% of the outstanding Class B Ordinary Shares. Any vacancy on our Board of Directors, including a vacancy resulting from an enlargement of our Board of Directors, may be filled only by vote of a majority of our directors then in office.

Our Board of Directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of director, Darius Sliwinski, will expire at our first annual general meeting. The term of office of the second class of directors, which consists of Per Regnarsson and Sean Kidney, will expire at our second annual general meeting. The term of office of the third class of director, Charles Ratelband V, will expire at our third annual general meeting. Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our Amended and Restated Articles as it deems appropriate. Our Amended and Restated Articles provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the Board of Directors.

Committees of the Board of Directors

Our Board of Directors has three standing committees: an Audit Committee, a compensation committee (the “Compensation Committee”) and a nominating and corporate governance committee (the “Nominating Committee”). Despite no longer being Nasdaq listed, the Company generally seeks to follow Nasdaq and other rules. Subject to phase-in rules and a limited exception, the Nasdaq Rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the Nasdaq Rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established the Audit Committee. Dariusz Sliwinski and Sean Kidney serve as members of our Audit Committee, and Dariusz Sliwinski chairs the Audit Committee. Under the Nasdaq Rules and applicable SEC rules, we were required to have at least three members of the Audit Committee, all of whom must be independent. Each of Messrs. Sliwinski and Kidney meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

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

Compensation Committee

We have established the Compensation Committee. Under the Nasdaq Rules and applicable SEC rules, we were required to have at least two members of the Compensation Committee, all of whom must be independent. Messrs. Sliwinski and Kidney serve as members of our Compensation Committee, both of whom are independent. Mr. Kidney chairs the Compensation Committee.

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

Nominating and Corporate Governance Committee

We have established the Nominating Committee. Under the Nasdaq Rules and applicable SEC rules, we were required to have at least two members of the Nominating Committee, all of whom must be independent. Messrs. Sliwinski and Kidney serve as members of our Nominating Committee, all of whom are independent. Mr. Kidney chairs the nominating and corporate governance committee.

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

We do not intend to take any action to ensure that members of our Management Team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. See the GreenRock Registration Statement for more information about employment amendments in connection with the GreenRock Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our Management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our Management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Compensation Recovery and Clawback Policy

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of October 15, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 2,094,684 Ordinary Shares, consisting of (i) 2,094,683 Class A Ordinary Shares and (ii) one Class B Ordinary Share, issued and outstanding as of October 5, 2026. On all matters to be voted upon, except for the election of directors of the board, holders of the Class A Ordinary Shares and Class B Ordinary Share vote together as a single class. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of the date of this Report.

Name and Address of Beneficial Owner(1)	Class A Ordinary Shares Number of Shares Beneficially Owned		Class B Ordinary Shares Number of Shares Beneficially Owned		Approximate Percentage of Total Issued and Outstanding Ordinary Shares

U.N. SDG Support LLC (our Sponsor)(2)	1,968,749	93.99%	1	100%	93.99%
Per Regnarsson	—	—%	—	—%	—%
Charles Ratelband V(2)	1,968,749	93.99%	1	100%	93.99%
Michael Geary	—	—%	—	—%	—%
Dariusz Sliwinski	—	—%	—	—%	—%
Sean Kidney	—	—%	—	—%	—%
All directors and officers as a group (five individuals)	1,968,749	93.99%	1	100%	93.99%

Other 5% Stockholders
Mizuho Financial Group, Inc.(3)	407,800	19.47%	—	—	19.47%
Shaolin Capital Management LLC(4)	268,822	12.83%	—	—	12.83%
Meteora Parties(5)	255,010	12.17%	—	—	12.17%
Maxim Group LLC(6)	118,125	5.64%	—	—	5.64%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 25 Bedford Square, London, WC1B 3HH, United Kingdom.

(2)	Represents securities held by our Sponsor, of which Charles Ratelband V is the managing member. Accordingly, Mr. Ratelband V may be deemed to have beneficial ownership of such securities. Mr. Ratelband V disclaims beneficial ownership of the reported Ordinary Shares, except to the extent of his pecuniary interest therein.

(3)	According to a Schedule 13G/A filed on May 13, 2025 by Mizuho Financial Group, Inc., a Japanese corporation (“Mizuho”). Mizuho, Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of the Public Shares directly held by Mizuho Securities USA LLC, which is their wholly-owned subsidiary. The number of Public Shares held by Mizuho is reported as of March 31, 2025, which does not reflect any redemption of shares by Mizuho in connection with the 2025 Second Extension or any other transactions after March 31, 2025. Accordingly, the number of Public Shares and the percentages set forth in the table may not reflect Mizuho’s current beneficial ownership. The principal business address of Mizuho is 1-5-5, Otemachi, Chiyoda-ku, Tokyo, 100-8176, Japan.

(4)	According to a Schedule 13G/A filed on February 14, 2024 by Shaolin Capital Management LLC, a Delaware limited liability company (“Shaolin”). Shaolin serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd. a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, DS Liquid DIV RVA SCM LLC and Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC being managed accounts advised by the Shaolin. The number of Public Shares held by Shaolin is reported as of December 31, 2023, which does not reflect any redemption of shares by Shaolin in connection with the Extension Redemptions or any other transactions after December 31, 2023. Accordingly, the number of Public Shares and the percentages set forth in the table may not reflect Shaolin’s current beneficial ownership. The principal business address of Shaolin is 230 NW 24th Street, Suite 603, Miami, Florida 33127.

(5)	According to a Schedule 13G filed on May 15, 2025 by (i) Meteora Capital, LLC, a Delaware limited liability company (“Meteora”), and (ii) Vik Mittal, a citizen of the United States (“Mr. Mittal”, and together, the “Meteora Parties”). The Public Shares reported therein are held by certain funds and managed accounts to which Meteora serves as investment manager (collectively, the “Meteora Funds”). Mr. Mittal serves as the Managing Member of Meteora, with respect to the Public Shares held by the Meteora Funds. The number of Public Shares held by the Meteora Parties is reported as of March 31, 2025, which does not reflect any redemption of shares by the Meteora Parties in connection with the 2025 Second Extension or any other transactions after March 31, 2025. Accordingly, the number of Public Shares and the percentages set forth in the table may not reflect the Meteora Parties’s current beneficial ownership. The principal business address of each of the Meteora Parties is 1200 N Federal Hwy, #200, Boca Raton, Florida 33432.

(6)	Represents shares awarded to our underwriters as part of the Initial Public Offering.

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

Following the Founder Share Conversion and the Extension Redemptions, there were 2,094,683 Class A Ordinary Shares and one Class B Ordinary Share issued and outstanding and the Sponsor hold approximately 94% of the issued and outstanding Ordinary Shares.

Administrative Services Agreement

We entered into the Administrative Services Agreement with the Sponsor on April 27, 2022, pursuant to which the Sponsor performed certain services for us for a monthly fee of $10,000. On May 2, 2022, the Sponsor entered into an assignment agreement with Gluon Group, an affiliate of our Company, to provide the services detailed in the Administrative Service Agreement. Per Regnarsson, our Chief Executive Officer and a director, is the Managing Partner of Gluon. As of December 31, 2025 and December 31, 2024, $45, 187 and $39,187 respectively has been paid to Gluon Group for such services and an additional $418,941 and $304,941, respectively, has been accrued.

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

On September 21, 2022, we entered into a loan agreement with Eternal in the principal amount of up to $180,000, on an unsecured basis and bearing no interest. The Second Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is December 31, 2026, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Second Eternal Loan Amendment.  As of December 31, 2025 and December 31, 2024, the outstanding balance of the Second Eternal Loan was $170,603 and no interest was accrued.

Additionally, on November 12, 2022, we entered into a loan agreement with Eternal in the principal amount of up to $300,000, on an unsecured basis and bearing no interest. The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023. The maturity date is December 31, 2026 or, if earlier, the date of the consummation of the initial Business Combination, as amended by the Third Eternal Loan Amendment. As of December 31, 2025 and December 31, 2024, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, we entered into a loan agreement with Eternal in the principal amount of up to $50,000, on an unsecured basis and bearing no interest. The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is the earlier of December 31, 2026 or the date of the consummation of the initial Business Combination, as amended by the Fourth Eternal Loan Amendment. As of December 31, 2025and December 31, 2024, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

On April 12, 2023, we entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest. The Fifth Eternal Loan was available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date is December 31, 2026 or if earlier, the date of the consummation of the initial Business Combination, as amended by the Fifth Eternal Loan Amendment. As of December 31, 2025 and December 31, 2024, the outstanding balance of the Fifth Eternal Loan was $500,000 and no interest was accrued.

On November 1, 2023, we entered into a loan agreement with Eternal in the principal amount of up to $335,000 on an unsecured basis and bearing no interest. The Sixth Eternal Loan was available to be drawn down from November 1, 2023. The maturity date is December 31, 2026, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Sixth Eternal Loan Amendment. In the event we do not repay the Sixth Eternal Loan within 10 days of the consummation of the initial Business Combination, we will pay an interest of five percent (5%) per month to Eternal until the date of repayment of the Sixth Eternal Loan. As of December 31, 2025 and December 31, 2024, the outstanding balance of the Sixth Eternal Loan was $335,000 and no interest was accrued.

On November 1, 2023, we and Eternal agreed to the Eternal Loan Amendment requiring that in the event that we do not repay each of the Second Eternal Loan, Third Eternal Loan, Fourth Eternal Loan, and Fifth Eternal Loan within 10 days of the consummation of the initial Business Combination, we will pay an interest of five percent (5%) per month to Eternal until the date of repayment of each such loan. The maturity date for each of these loans was extended to December 31, 2026, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Eternal Loan Amendment.

On August 5, 2024, we entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $1,500,000, on an unsecured basis and bearing no interest. The Seventh Eternal Loan was available for drawdown in unlimited number of installments in the period from August 3, 2024 to September 30, 2025. The final repayment date is December 31, 2026 or, if earlier, the date of the consummation of the initial Business Combination. As of December 31, 2025, we borrowed an additional $283,460 beyond the initial terms of the Seventh Eternal Loan. As of December 31, 2025 and December 31, 2024, the outstanding balance of the Seventh Eternal Loan was $1,783,460 and $1,718,460, respectively and no interest was accrued

Eternal is controlled by Charles Ratelband V, our Executive Chairman of the Board of Directors. Each member of our Board of Directors has been informed of Mr. Ratelband’s material interest in such loan agreements, and upon the approval and recommendation of our Audit Committee, our Board of Directors has determined that the above loans with Eternal are fair and in our best interests and has voted to approve such loans.

Gluon Loan

On November 1, 2024, we entered into a loan agreement with Gluon to advance the sum of $20,000 to assist with short term cash demands. We agreed to repay the principal amount of $20,000, plus $1 interest, on or before February 28, 2025. The repayment deadline was subsequently extended to December 31, 2026.

From May 16, 2025 to December 31, 2025, Gluon Renewable Energies Limited made payments totaling $365,284 on behalf of the Company. Other disbursements were for late vendor invoices and the insurance renewal. As of December 31, 2025, the outstanding balance of the loan from Gluon Renewable Energies Limited was $385,284 and $1 of interest was accrued.

GreenRock Loan

In the last quarter of 2025, GreenRock, a related party by virtue of common control, provided funding to us to allow us to meet certain costs and obligations pursuant to a loan agreement effective November 20, 2025. No interest was recognised in the period. Additional funding was provided in 2026. In July 2026, a further loan of up to $1 million was agreed with interest terms that match GreenRock’s cost of funding and interest charged from July 1, 2026. The annual interest rate is 10% and the loan has an original issue discount of 20%. It is repayable on December 17, 2026 (or earlier in certain circumstances). The amount owed to GreenRock at December 31, 2025 and 2024 were $89,686 and $nil respectively.

Convertible Promissory Notes

On May 2, 2023, we issued the 2023 Extension Note in the aggregate principal amount of $900,000 to the Sponsor, which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2023 Extension. The Sponsor agreed to pay $75,000 per month until the completion of an initial Business Combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by our Board of Directors in its sole discretion). The 2023 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. Per the 2023 Extension Note, as amended, if we do not repay the 2023 Extension Note within five days of the maturity date, five percent (5%) interest per month will accrue on the unpaid principal balance until the 2023 Extension Note is fully repaid. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the Initial Public Offering. We have determined that the fair value of the 2023 Extension Note is par value. As of December 31, 2025 and December 31, 2024, the outstanding balance of the 2023 Extension Note was $900,000 and no interest was accrued.

On April 30, 2024, we issued the 2024 Extension Note in the aggregate principal amount of $600,000 to the Sponsor, which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 Extension. The Sponsor agreed to pay $50,000 per month that the Board of Directors decides to take to complete an initial Business Combination, commencing on May 2, 2024 and continuing through May 2, 2025 (or such earlier date as determined by our Board of Directors in its sole discretion). The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the Initial Public Offering. We have determined that the fair value of the 2024 Extension Note is par value. As of December 31, 2025 and December 31, 2024, the outstanding balance of the 2024 Extension Note were $600,000 and $400,000, respectively and no interest was accrued.

On June 20, 2025, we issued the 2025 Extension Note in the aggregate principal amount of $107,623.44 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2025 First Extension. The Sponsor agreed to pay $17,937.24 per month that the Board decides to take to complete an initial Business Combination, commencing on May 2, 2025 and continuing through November 2, 2025 (or such earlier date as determined by our Board in its sole discretion). The 2025 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. As of December 31, 2025, $17,937 had been drawn.

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

Our Board of Directors has determined that Messrs. Kidney and Sliwinski are “independent directors” as defined in the Nasdaq Rules and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to UHY for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with regulatory filings. The aggregate fees of UHY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2025 and December 31, 2024 totaled approximately $249,784 and $255,405, respectively. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation.  For the years ended December 31, 2025 and December 31, 2024 we paid no fees to UHY for such professional services.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.  We did not pay UHY for tax services, planning or advice for the years ended December 31, 2025 and December 31, 2024.

All Other Fees

All other fees consist of fees billed for all other services.  We did not pay UHY for any other services for the years ended December 31, 2025 and December 31, 2024.

Pre-Approval Policy

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ClimateRock and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ClimateRock and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

October 15, 2026

CLIMATEROCK
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash	$5,670	$14,384
Total current assets	5,670	14,384

Non-current assets
Cash and cash equivalents held in Trust Account	160,938	29,381,085
Total non-current assets	160,938	29,381,085

Total assets	$166,608	$29,395,469

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued liabilities	$2,385,230	$1,088,977
Administrative service fee payable - related party	418,941	304,941
Loan payable - related party	3,614,033	3,074,064
Convertible promissory notes payable - related party	1,517,937	1,300,000
Total current liabilities	7,936,141	5,767,982

Non-current liabilities
Deferred underwriting commission payable	2,362,500	2,362,500
Total non-current liabilities	2,362,500	2,362,500

TOTAL LIABILITIES	$10,298,641	$8,130,482

COMMITMENTS AND CONTINGENCIES
Class A Ordinary Shares, $0.0001 par value, subject to possible redemption. 12,352 and 2,465,223 shares at redemption value of $13.02 and $11.92 per share, including dividend income in the Trust Account, at December 31, 2025 and December 31, 2024, respectively	$160,938	$29,381,085

SHAREHOLDERS’ DEFICIT
Class A Ordinary Shares, $0.0001 par value; 479,000,000 shares authorized; 2,086,874 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively (excluding 12,352 and 2,465,223 shares subject to possible redemption as of December 31, 2025 and December 31, 2024, respectively)	$209	$209
Class B Ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 1 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	—
Accumulated deficit	(10,293,180)	(8,116,307)
Total shareholders’ deficit	$(10,292,971)	$(8,116,098)
TOTAL LIABILITIES, COMMITMENTS AND CONTINGENCIES, AND SHAREHOLDERS’ DEFICIT	$166,608	$29,395,469

The accompanying notes are in integral part of these consolidated financial statements.

CLIMATEROCK
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2025	For the year ended December 31, 2024
Operating expenses
Formation and operating costs	$1,749,250	$1,715,282
Administrative service fees - related party	120,000	120,000
Net loss from operations	(1,869,250)	(1,835,282)

Other income
Interest income	—	167
Dividend income on Trust Account	680,826	1,445,114
Total other income	680,826	1,445,281

Net loss for the year	$(1,188,424)	$(390,001)

Basic and diluted weighted average shares outstanding
Redeemable Ordinary Shares, basic and diluted	1,038,607	2,501,611
Non-redeemable Ordinary Shares, basic and diluted	2,086,875	2,086,875

Net income per redeemable Ordinary Share, basic and diluted	$0.26	$0.30
Net loss per non-redeemable Ordinary Share, basic and diluted	$(0.70)	$(0.55)

The accompanying notes are in integral part of these consolidated financial statements.

CLIMATEROCK
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

	CLASS A ORDINARY		CLASS B ORDINARY		PREFERENCE SHARES		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL SHAREHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	(DEFICIT)
Balances – January 1, 2024	2,086,874	$209	1	$—	—	$—	$—	$(5,581,192)	$(5,580,983)
Adjustment to increase Class A Ordinary Shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(2,145,114)	(2,145,114)
Net loss	—	—	—	—	—	—	—	(390,001)	(390,001)
Balances – December 31, 2024	2,086,874	$209	1	$—	—	$—	$—	$(8,116,307)	$(8,116,098)
Adjustment to increase Class A Ordinary Shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(988,449)	(988,449)
Net loss	—	—	—	—	—	—	—	(1,188,424)	(1,188,424)
Balances – December 31, 2025	2,086,874	$209	1	$—	—	$—	$—	$(10,293,180)	$(10,292,971)

The accompanying notes are in integral part of these consolidated financial statements.

CLIMATEROCK
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2025	For the year ended December 31, 2024
Cash flows from operating activities
Net loss	$(1,188,424)	$(390,001)
Adjustment to reconcile net loss to net cash used in operating activities:
Dividend income received in Trust Account	(680,826)	(1,445,114)
Changes in operating assets and liabilities:
Accrued liabilities	1,296,253	129,257
Administrative service fee payable - related party	114,000	120,000
Prepaid expenses	—	412
Net cash used in operating activities	$(458,997)	$(1,585,446)

Cash flows from investing activities:
Withdrawals from cash and cash equivalents in Trust Account	30,208,596	1,272,243
Cash deposited in Trust Account for monthly extension fees	(307,623)	(700,000)
Net cash provided by investing activities	$29,900,973	$572,243

Cash flows from financing activities:
Proceed from related party loan	539,969	1,542,540
Proceed from convertible promissory notes - related party	217,937	700,000
Payment for redemption of Ordinary Shares	(30,208,596)	(1,272,243)
Net cash (used in) provided by financing activities	$(29,450,690)	$970,297

Net decrease in cash	$(8,714)	$(42,906)
Cash – beginning of the period	14,384	57,290
Cash – end of the period	$5,670	$14,384

Non-cash investing and financial activities:
Remeasurement adjustment on Public Shares subject to possible redemption	$988,449	$2,145,114

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

As of December 31, 2025, the Company had not yet commenced operations. All activity through December 31, 2025 relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for and consummating a Business Combination. The Company has selected December 31 as its fiscal year end.

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

Offering costs amounted to $5,093,930, consisting of $1,181,250 of underwriting fees, $2,362,500 of deferred underwriting commissions payable (which are held in the Trust Account (as defined below)), $946,181 of Representative Shares (as defined in Note 6), and $604,011 of other offering costs. As described in Note 6, the $2,362,500 of deferred underwriting commissions payable is contingent upon the consummation of a Business Combination, subject to the terms of the Underwriting Agreement (as defined in Note 6).

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

CLIMATEROCK

NOTES TO FINANCIAL STATEMENTS

 At December 31, 2025, the Company had $5,670 in cash held outside of the Trust Account. The Company’s management (“Management”) has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to Management for working capital purposes and excluding the amount of any deferred underwriting discount held in the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (approximately $13.19 per Public Share, as of May 26, 2026, before taxes payable, if any). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters of the Initial Public Offering (as discussed in Note 6).

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

CLIMATEROCK

NOTES TO FINANCIAL STATEMENTS

On April 30 and May 1, 2025, the Company held the 2025 First EGM and approved, among other things, an amendment to the Amended and Restated Articles to (i) extend the Combination Period from May 2, 2025 to November 2, 2025 (or such earlier date as determined by the Board of Directors in its sole discretion) and (ii) to permit the Board of Directors, in its sole discretion, to elect to wind up the Company’s operations on, or on an earlier date than November 2, 2025. In connection with the 2025 First EGM, Public Shareholders holding 2,016,792 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $24.7 million (approximately $12.23 per Public Share) was removed from the Trust Account to pay such Public Shareholders.

In connection with the 2025 First Extension, the Sponsor and its designees agreed to contribute an amount equal to $17,937 ($0.04 per Public Share that is not redeemed), for each calendar month (commencing on May 2, 2025 and ending on the 1st day of each subsequent month) until November 2, 2025. As a result, on June 20, 2025, we issued the 2025 Extension Note in the aggregate principal amount of $107,623 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2025 First Extension. As of November 20, 2025, approximately $107,623 (including applicable interest) had been deposited into the Trust Account to support the 2025 First Extension of which $17,937 was funded by the 2025 Extension Note.

In addition, we agreed to waive our right to withdraw up to $50,000 of interest accrued on the Trust Account to pay dissolution expenses, should we ultimately liquidate prior to an initial Business Combination (the “Dissolution Expense Waiver”). As a result, we will not withdraw up to $50,000 of interest, as permitted by our Amended and Restated Articles, for such dissolution expenses upon liquidation. All interest then-accrued will be held in the Trust Account and will be released to Public Shareholders upon the earliest to occur of (i) the redemption of the Public Shares in connection with a vote seeking to amend the provisions of our Amended and Restated Articles, (ii) the completion of our initial Business Combination and (iii) the redemption of 100% of the Public Shares if we are unable to complete our initial Business Combination by November 2, 2026 or such earlier date as determined by our Board.

On October 29, 2025, we held the 2025 Second EGM and approved, among other things, an amendment to the Amended and Restated Articles to (i) extend the Combination Period from November 2, 2025 to May 2, 2026 (or such earlier date as determined by the Board of Directors in its sole discretion) and (ii) to permit the Board of Directors, in its sole discretion, to elect to wind up our operations on, or on an earlier date than May 2, 2026. In connection with the 2025 Second EGM, Public Shareholders holding 436,079 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $5.54 million (approximately $12.71 per Public Share) was removed from the Trust Account to pay such Public Shareholders.

On May 1, 2026, the Company held the 2026 EGM and approved, among other things, an amendment to the Amended and Restated Articles to (i) extend the Combination Period from May 2, 2026 to November 2, 2026 (or such earlier date as determined by the Board of Directors in its sole discretion) and (ii) to permit the Board of Directors, in its sole discretion, to elect to wind up the Company’s operations on, or on an earlier date than November 2, 2026. In connection with the 2026 EGM, Public Shareholders holding 4,543 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $60,000 (approximately $13.19 per Public Share) has been removed from the Trust Account to pay such Public Shareholders.

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

On April 8, 2025, we received written notice from the Nasdaq Panel indicating that the Nasdaq Panel had determined to delist our securities from Nasdaq and that trading in our securities would be suspended at the open of trading on April 10, 2025, due to our failure to comply with the terms of its earlier decision. Pursuant to such decision, among other things, we were required to complete our initial Business Combination by no later than April 7, 2025. Accordingly, the Nasdaq Panel determined to delist our securities from Nasdaq. Our public securities were suspended from Nasdaq on April 10, 2025. On July 15, 2025, the Form 25-NSE was filed to delist our securities from Nasdaq..

Following the suspension of trading on Nasdaq, our Units, Public Shares, Public Warrants and Rights are quoted on the Pink tier of the OTC under the symbols “CLRCUF,” “CLRCF,” “CLRCWF,” and “CLRCRF”, respectively.

Changes to the Board

On March 26, 2025, Abhishek Bawa notified the Board of his resignation as Chief Financial Officer of the Company, effective on March 26, 2025. On April 13, 2025, Michael Geary was appointed to serve as Chief Financial Officer of the Company, effective as of that date.

On July 10, 2026, Niels Brix notified the Board of his resignation as Director of the Company, effective on that date.

Going Concern and Management’s Plan

As of December 31, 2025, the Company has a cash balance of $5,670 and a working capital deficit of $7.9 million. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the accompanying audited consolidated financial statements. Prior to consummation of a Business Combination, the Company has the ability to secure additional funding from the Sponsor or other related parties. There is no assurance that the Company’s plans to consummate a Business Combination will be successful by November 2, 2026. The accompanying audited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

CLIMATEROCK

NOTES TO FINANCIAL STATEMENTS

The accompanying audited consolidated financial statements for the years ended December 31, 2025 and 2024 have been prepared in accordance with GAAP and with the instructions for annual reports on Form 10-K and Regulation S-X. In the opinion of Management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2025 and December 31, 2024, the Company had a cash balance of $5,670 and $14,384 in its working capital account, respectively.

Cash and Cash Equivalents in Trust Account

The funds held in the Trust Account can be invested in United States government treasury bills, notes or bonds having a maturity of 185 days or less or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of the consummation of its first Business Combination and the Company’s failure to consummate a Business Combination within the Combination Period. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, on May 2, 2024, we instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a US based bank until the earlier of the consummation of our initial Business Combination or our liquidation.

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

At December 31, 2025 and December 31, 2024, the Company had $160,938 and $29,381,085 held in the Trust Account, respectively, including dividend income of $680,826 and $1,445,114 recognized in the years ended December 31, 2025 and December 31, 2024, respectively.

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

CLIMATEROCK

NOTES TO FINANCIAL STATEMENTS

Net (loss) income per share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” In order to determine the net (loss) income attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed (loss) income allocable to both the redeemable shares and non-redeemable shares and the undistributed (loss) income is calculated using the total net (loss) income less interest income in Trust Account less any dividends paid. The Company then allocated the undistributed (loss) income ratably based on the weighted average number of Ordinary Shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the Ordinary Shares subject to possible redemption was considered to be dividends paid to the Public Shareholders. At December 31, 2025 and 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

The net income (loss) per share presented in the accompanying audited consolidated statement of operations is based on the following:

	Year ended December 31, 2025	Year ended December 31, 2024
Net loss	$(1,188,424)	$(390,001)
Less: Monthly extension fees	307,623	700,000
Less: Income on Trust Account to be allocated to redeemable shares	680,826	1,445,114
Net loss excluding income on Trust Account	$(2,176,873)	$(2,535,115)

	Year ended December 31, 2025
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding income on Trust Account	$(723,382)	$(1,453,492)
Income on Trust Account	680,826	—
Monthly extension fees	307,623	—
Allocation of net income (loss)	$265,068	$(1,453,492)

Denominators:
Weighted-average shares outstanding	1,038,607	2,086,875
Basic and diluted net income (loss) per share	$0.26	$(0.70)

	Year ended December 31, 2024
	Redeemable shares	Non-redeemable shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including accretion of temporary equity and excluding income on Trust Account	$(1,382,127)	$(1,152,988)
Income on Trust Account	1,445,114	—
Monthly extension fees	700,000	—
Allocation of net income (loss)	$762,987	$(1,152,988)

Denominators:
Weighted-average shares outstanding	2,501,611	2,086,875
Basic and diluted net income (loss) per share	$0.30	$(0.55)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents held in Trust Account	1	$160,938	$29,381,085

Except for the foregoing, the Company does not have any assets measured at fair value on a recurring basis at December 31, 2025 and December 31, 2024.

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

As of December 31, 2025 and 2024, the Class A Ordinary Shares reflected on the accompanying audited consolidated balance sheets are reconciled in the following table.

	As of December 31, 2025	As of December 31, 2024
Gross proceeds	$78,750,000	$78,750,000
Less:
Proceeds allocated to Public Warrants and Rights	(6,898,500)	(6,898,500)
Offering costs of Public Shares	(4,647,702)	(4,647,702)
Redemption of Public Shares	(86,746,173)	(56,537,577)
Plus:
Accretion of carrying value to redemption value	18,095,690	17,414,864
Monthly extension fees	1,607,623	1,300,000
Ordinary Shares subject to possible redemption	$160,938	$29,381,085

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

NOTES TO FINANCIAL STATEMENTS

On May 20, 2024, the Sponsor entered into a series of securities transfer agreements pursuant to which 60,300 Founder Shares were transferred to certain directors and officers of the Company. The vesting of these shares is contingent solely upon the successful completion of the Company’s initial Business Combination.

On April 2, 2025, the Sponsor entered into a series of securities transfer agreements pursuant to which 10,000 Founder Shares were transferred to an officer of the Company. The vesting of these shares is contingent solely upon the successful completion of the Company’s initial Business Combination.

Following the Founder Share Conversion and the Extension Redemptions, and as of December 31, 2025, there were 2,099,226 Class A Ordinary Shares and one Class B Ordinary Share issued and outstanding and the Sponsor holds approximately 93.78% of the issued and outstanding Ordinary Shares.

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

On September 21, 2022, the Company entered into a loan agreement with Eternal in the principal amount of up to $180,000, on an unsecured basis and bearing no interest (the “Second Eternal Loan”). The Second Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date was December 31, 2026, or if earlier, the date of the consummation of the initial Business Combination, as amended. As of December 31, 2025 and December 31, 2024, the outstanding balance of the Second Eternal Loan was $170,603 and no interest was accrued.

Additionally, on November 12, 2022, the Company entered into a loan agreement with Eternal in the principal amount of up to $300,000, on an unsecured basis and bearing no interest (the “Third Eternal Loan”). The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023. The maturity date was December 31, 2026 or, if earlier, the date of the consummation of the initial Business Combination, as amended. As of December 31, 2025 and December 31, 2024, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, the Company entered into a loan agreement with Eternal in the principal amount of up to $50,000, on an unsecured basis and bearing no interest (the “Fourth Eternal Loan”). The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date was the earlier of December 31, 2026 or the date of the consummation of the initial Business Combination, as amended. As of December 31, 2025 and December 31, 2024, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

On April 12, 2023, the Company entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest (the “Fifth Eternal Loan”). The Fifth Eternal Loan was available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023,$125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date was December 31, 2026, or if earlier, the date of the consummation of the initial Business Combination, as amended. As of December 31, 2025 and December 31, 2024, the outstanding balance of the Fifth Eternal Loan was $500,000 and no interest was accrued.

On November 1, 2023, the Company entered into a loan agreement with Eternal in the principal amount of up to $335,000 on an unsecured basis and bearing no interest (the “Sixth Eternal Loan”). The Sixth Eternal Loan was available to be drawn down from November 1, 2023. The maturity date was December 31, 2026, or if earlier, the date of the consummation of the initial Business Combination, as amended. In the event the Company not repay the Sixth Eternal Loan within 10 days of the consummation of the initial Business Combination, the Company will pay an interest of five percent (5%) per month to Eternal until the date of repayment of the Sixth Eternal Loan. As of December 31, 2025, and December 31, 2024, the outstanding balance of the Sixth Eternal Loan was $335,000 and no interest was accrued.

CLIMATEROCK

NOTES TO FINANCIAL STATEMENTS

On November 1, 2023, the Company and Eternal agreed to an amendment requiring that in the event that Company does not repay each of the Second Eternal Loan, Third Eternal Loan, Fourth Eternal Loan, and Fifth Eternal Loan within 10 days of the consummation of the initial Business Combination, the Company will pay an interest of five percent (5%) per month to Eternal until the date of repayment of each such loan.

On November 1, 2024, the Company agreed to a loan with Gluon to advance the sum of $20,000 to external service providers on behalf of the Company to assist the Company with short term cash demands. The Company agrees to repay the principal amount of $20,000, plus $1 interest, on or before February 28, 2025. The repayment deadline was subsequently extended to December 31, 2026. As of December 31, 2025 and December 31, 2024, the balance was $0.

On August 5, 2024, the Company entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $1,500,000, on an unsecured basis and bearing no interest (the “Seventh Eternal Loan”). The Seventh Eternal Loan was available for drawdown in unlimited number of installments in the period from August 3, 2024 to September 30, 2025. The final repayment date is December 31, 2026 or, if earlier, the date of the consummation of the initial Business Combination. As of December 31, 2025, the Company had borrowed an additional $283,460 beyond the initial terms of the Seventh Eternal Loan. As of December 31, 2025 and December 31, 2024, the outstanding balance of the Seventh Eternal Loan was $1,783,460 and $1,718,460 respectively, and no interest was accrued.

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

In the last quarter of 2025, GreenRock, a related party by virtue of common control, provided funding to the Company to allow us to meet certain costs and obligations pursuant to a loan agreement effective 20 November 2025. No interest was recognised in the period. Additional funding was provided in 2026. In July 2026, a further loan agreement became effective with interest terms that match GreenRock’s cost of funding and interest charged from July 1, 2026. The amount owed to GreenRock at December 31, 2025 and 2024 were $89,686 and $nil respectively.

From May 16, 2025 to December 31, 2025, Gluon Renewable Energies Limited made payments totaling $365,284 on behalf of the Company. These disbursements were for late vendor invoices and the insurance renewal. As of December 31, 2025, the outstanding balance of the loan from Gluon Renewable Energies Limited was $385,284 and $1 of interest was accrued.

Convertible Promissory Notes

In connection with the 2023 Extension, on May 2, 2023, the Company issued a convertible promissory note in the aggregate principal amount of $900,000 to the Sponsor, which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in the 2023 Redemptions. The Sponsor agreed to pay $75,000 per month until the completion of an initial Business Combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by the Board in its sole discretion). The 2023 Extension Note (as defined below) bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the Company’s liquidation. On November 3, 2023, the Company issued an amended and restated promissory note to such promissory note (as amended and restated, the “2023 Extension Note”). Per the 2023 Extension Note, if the Company does not repay the 2023 Extension Note within five days of the maturity date, five percent (5%) interest per month will accrue on the unpaid principal balance until the 2023 Extension Note is fully repaid. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants (the “Conversion Warrants”) at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants. The Company has determined that the fair value of the 2023 Extension Note is par value. As of December 31, 2025 and December 31, 2024, the outstanding balance of the 2023 Extension Note was $900,000 and no interest was accrued.

CLIMATEROCK

NOTES TO FINANCIAL STATEMENTS

On April 30, 2024, the Company issued a convertible promissory note in the aggregate principal amount of $600,000 to the Sponsor (the “2024 Extension Note”), which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in the 2024 Redemptions. The Sponsor agreed to pay $50,000 per month that is needed to complete an initial Business Combination, commencing on May 2, 2024 and continuing through May 2, 2025 (or such earlier date as determined by the Board in its sole discretion). The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the Company’s liquidation. At any time prior to the payment in full of the principal balance of the 2024 Extension Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants. The Company has determined that the fair value of the 2024 Extension Note is par value. As of December 31, 2025 and December 31, 2024, the outstanding balance of the 2024 Extension Note was $600,000 and $400,000 respectively, and no interest was accrued.

On June 20, 2025, we issued the 2025 Extension Note in the aggregate principal amount of $107,623 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2025 Extension. The 2025 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. As of December 31, 2025, $17,937 had been drawn.

Administrative Service Fee

The Company entered into an administrative services agreement with the Sponsor on April 27, 2022 whereby the Sponsor was to perform certain services for the Company for a monthly fee of $10,000 (as assigned, the “Administrative Services Agreement”). On May 2, 2022, the Sponsor entered into an assignment agreement with Gluon Group, an affiliate of the Company (“Gluon”), to provide the services detailed in the Administrative Service Agreement. Per Regnarsson, our Chief Executive Officer and a director, is the Managing Partner of Gluon Partners, LLP (“Gluon”). As of December 31, 2025 and December 31, 2024, $45,187 and $39,187 respectively has been paid to Gluon Group for such services and an additional $418,941 and $304,941, respectively, has been accrued.

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

In addition to the Gluon Transaction Success Fee, the Company agreed to pay Gluon Group for any reasonable and documented out-of-pocket expenses incurred in connection with providing the services for the transactions. In the event of a successful initial Business Combination, Gluon also agreed to waive any accrued fees the Company owed.

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

Business Combination Agreement

On December 30, 2023, ClimateRock entered into the GreenRock Business Combination Agreement (as defined in Note 6) with GreenRock (as defined in Note 6), a related party through shared management (see Note 6). This agreement was amended and restated on March 21, 2025.

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

Transaction Expenses

On May 31, 2022, the Company entered into an agreement (the “EGS Agreement”) with Ellenoff, Grossman & Schole LLP (“EGS”) to (x) act as U.S. securities council to us in connection with pending acquisition targets for the Company to acquire consistent with its Initial Public Offering and (y) assist in U.S. securities work related to the initial Business Combination. The fee structure for this agreement is as follows: (i) an upfront retainer of $37,500, (ii) billing on an hourly basis for time, (iii) each month fifty percent (50%) of the amount billed shall be due and owing, (iv) the remaining fifty percent (50%) not paid, on a monthly basis, will be deferred until the closing of the initial Business Combination and will be paid with a twenty percent (20%) premium. As of December 31, 2025, and December 31, 2024, the total outstanding billed amount for services provided by EGS is $1,066,144 and $932,285 of which $533,072 and $466,143 (50% of the outstanding balance), respectively, is considered outstanding per the terms of the EGS Agreement and is included in accrued liabilities on the accompanying audited consolidated balance sheets. As the initial Business Combination cannot be deemed probable as of December 31, 2025 and December 31, 2024, respectively, and payment of the deferred portion of the outstanding balance is contingent upon a successful initial Business Combination, no amount was accrued for the deferred portion of the outstanding amount or the premium.

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

On January 4, 2024, the Company entered into an agreement (the “MZHCI Agreement”) with MZHCI, LLC (“MZHCI”), pursuant to which MZHCI acts as consultant and adviser, to counsel, and inform its designated officers and employees as it relates to pre & post IPO, Business Combination readiness assessment, post transaction close preparation advisory, overall capital markets climate related to global macroeconomic conditions, world-leading exchanges, its competitors, related Business Combinations in the relevant market segments, and other aspects of/or concerning our business about which MZHCI has knowledge or expertise. The MZHCI Agreement became effective upon execution and was active for a period of six months. It has since been cancelled with a payable of $26,000 remaining to pay.,

Business Combination Agreement

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

CLIMATEROCK

NOTES TO FINANCIAL STATEMENTS

On November 6, 2024, the Company, GreenRock, Pubco, SPAC Merger Sub, and Company Merger Sub entered into an Amendment to the GreenRock Business Combination Agreement, pursuant to which the GreenRock Business Combination Agreement was amended to, among other things: (i) remove the $15,000,000 minimum cash closing condition; (ii) extend the outside date under the GreenRock Business Combination Agreement from March 31, 2024 to May 2, 2025; (iii) reduce the escrow share portion of the consideration from 16,885,000 Pubco Ordinary Shares to 4,000,000 Pubco Ordinary Shares and as a result reduce the overall merger consideration payable to the GreenRock shareholders from 44,658,000 Pubco Ordinary Shares to 32,000,000 Pubco Ordinary Shares; (iv) revise the escrow share release provisions to provide for the full release of the escrowed shares to the GreenRock shareholders in the event that the adjusted EBITDA for GreenRock for fiscal year 2025 equals or exceeds $25,000,000 (otherwise the escrowed shares will be forfeited); and (v) add a covenant for GreenRock to complete the acquisition of certain operating subsidiaries prior to the closing of the GreenRock Business Combination.

On March 21, 2025, ClimateRock, GreenRock, Pubco, SPAC Merger Sub, and Company Merger Sub entered into an Amended and Restated Agreement and Plan of Merger (the “Restated Merger Agreement”), pursuant to which the original Merger Agreement was amended and restated in its entirety to, among other things, reflect the fact that the founding shareholders of GreenRock will receive an aggregate of 2,100,000 Class B ordinary shares, par value $0.0001 per share, of Pubco (“Holdings Class B Ordinary Shares”) as part of their merger consideration (in lieu of 2,100,000 Class A ordinary shares, par value $0.0001 per share of Pubco (“Holdings Class A Ordinary Shares”). Such Holdings Class B Ordinary Shares represent 10% of the merger consideration received by such founding GreenRock shareholders. Each Holdings Class B Ordinary Share shall entitle the holder to 10 votes per share in addition to certain additional rights specified in the amended and restated memorandum and articles of Pubco that will be adopted prior to the closing of the Business Combination, subject to receipt of shareholder approval.

Pursuant to the terms of the Restated Merger Agreement, the Merger Consideration to be delivered to the GreenRock Shareholders in connection with the Business Combination will be 32,000,000 newly-issued Pubco ordinary shares, consisting of (i) 29,900,000 Holdings Class A Ordinary Shares of which 4,000,000 will be held in a segregated account pursuant to an escrow agreement that Pubco, ClimateRock, and GreenRock will enter into at or prior to the Closing with an escrow agent mutually acceptable to ClimateRock and GreenRock, and (ii) 2,100,000 Holdings Class B Ordinary Shares, allocated between the founding shareholders of GreenRock.

NOTE 7. SHAREHOLDER’S EQUITY

Class A Ordinary Shares

The Company is authorized to issue 479,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each Class A Ordinary Share held. As of December 31, 2025 and December 31, 2024, there were 2,099,226 (comprising 12,352 potentially redeemable shares and 2,086,874 non-redeemable shares) and 4,552,097 (comprising 2,465,223 potentially redeemable shares and 2,086,874 non-redeemable shares) Class A Ordinary Shares issued and outstanding.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. Holders of the Class B Ordinary Shares are entitled to one vote for each share. As of December 31, 2025 and December 31, 2024, there was one Class B Ordinary Shares issued and outstanding.

Preference Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. As of December 31, 2025 and December 31, 2024, there were no preferred shares outstanding.

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

	Year ended December 31, 2025	Year ended December 31, 2024
Formation, administrative and operating costs	$1,869,250	$1,835,282
Dividend income on Trust Account	680,826	1,445,114

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

NOTE 9. SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the consolidated balance sheet date, but before the consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2025, up through the date the Company issued the accompanying audited consolidated financial statements. Management did not identify any other subsequent events, that would have required adjustment or disclosure in the accompanying audited consolidated financial statements, except as follows:

On May 1, 2026, the Company held an extraordinary general meeting of shareholders (the “Meeting”) and approved, among other things, an amendment to the Company’s amended and restated articles of association to (i) extend the date by which the Company must consummate a business combination from May 2, 2026 to November 2, 2026 (or such earlier date as determined by the Company’s board of directors in its sole discretion) (the “2026 Extension Amendment”) and (ii) permit the Company’s board of directors. In connection with the approval of the 2026 Extension Amendment, Public Shareholders holding 4,543 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $60,000 (approximately $13.19 per Public Share) was removed from the Trust Account to pay such Public Shareholders.

On August 10, 2026, the Company, Eternal and Gluon agreed to extend the repayment date for the various related party loans to December 31, 2026.

On October 1, 2026, the Company and GreenRock entered into loan agreements effective on November 20, 2025 and July 1, 2026 in respect of related party loans from GreenRock to the Company. The terms of the initial loan, effective November 20, 2025 was interest free but repayable on demand. The terms of the second loan, effective July 1, 2026 is for an amount of up to $1 million and reflects GreenRock’s own funding cost. The annual interest rate is 10% and the loan has an original issue discount of 20%. It is repayable on December 17, 2026 (or earlier in certain circumstances).

EXHIBIT INDEX

Exhibit No.	Description
1	Underwriting Agreement, dated April 27, 2022, by and between the Company and Maxim. (4)
2.1	Amended and Restated Agreement and Plan of Merger, dated as of March 21, 2025, by and among the Company, Pubco, SPAC Marger Sub, Company Merger Sub Corp., and GreenRock. (19)
3.1	Amended and Restated Memorandum and Articles of Association. (4)
3.2	Amendment to the Amended and Restated Memorandum and Articles of Association. (11)
3.3	Amendment to the Amended and Restated Memorandum and Articles of Association. (15)
3.4	Amendment to the Amended and Restated Memorandum and Articles of Association. (20)
3.5	Amendment to the Amended and Restated Memorandum and Articles of Association. (23)
3.6	Amendment to the Amended and Restated Memorandum and Articles of Association. (24)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Ordinary Shares Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Specimen Rights Certificate. (2)
4.5	Warrant Agreement, dated April 27, 2022, by and between the Company and Continental, as warrant agent. (4)
4.6	Rights Agreement, dated April 27, 2022, by and between the Company and Continental, as rights agent. (4)
4.7	Description of Registered Securities. (13)
4.8	Form of Convertible Promissory Note (22)
4.9	Form of Convertible Promissory Note (22)
10.1	Promissory Note, dated December 24, 2021, by the Company to Charles Ratelband V. (1)
10.2	Subscription Agreement, dated December 24, 2021, between the Company and the Sponsor. (1)
10.3	Form of Indemnity Agreement. (1)
10.4	Loan Agreement, dated October 1, 2021 by and between the Company and Eternal. (3)
10.5	Amendment to Loan Agreement, dated March 31, 2022, by and between the Company and Eternal. (3)
10.6	Second Amendment to Loan Agreement, dated April 14, 2022, by and between the Company and Eternal. (3)
10.7	Letter Agreement, dated April 27, 2022, by and among the Company, its officers and directors, and our Sponsor. (4)
10.8	Investment Management Trust Agreement, dated April 27, 2022, by and between the Company and Continental, as trustee. (4)
10.9	Registration Rights Agreement, dated April 27, 2022, by and among the Company and certain security holders. (4)
10.10	Sponsor Warrant Purchase Agreement, dated April 27, 2022, by and between the Company and the Sponsor. (4)
10.11	Administrative Support Agreement, dated April 27, 2022, by and between the Company and the Sponsor. (4)
10.12	Advisory Services Letter Agreement, dated as of July 11, 2022, by and between the Company, ALANTRA Corporate Finance, S.A.U. and our Sponsor, as amended. (7)
10.13	Amendment to the Advisory Services Letter Agreement, dated as of July 11, 2022, by and between the Company, ALANTRA Corporate Finance, S.A.U. and our Sponsor, as amended. (7)
10.14	Engagement Letter, dated as of August 17, 2022, by and between the Company and Maxim, as amended. (7)
10.15	First Amendment to the Engagement Letter, dated September 20, 2022, by and between the Company and Maxim Group LLC. (7)
10.16	Second Amendment to the Engagement Letter, dated October 3, 2022, by and between the Company and Maxim. (7)
10.17	Third Amendment to the Engagement Letter, dated October 4, 2022, by and between the Company and Maxim. (7)
10.18	Loan Agreement, dated as of September 21, 2022, by and between the Company and Eternal. (6)
10.19	Letter Agreement, dated as of September 21, 2022, by and between the Company and Gluon Partners. (6)
10.20	First Amendment to the Letter Agreement, dated October 5, 2022, by and between the Company and Gluon Partners. (6)
10.21	Holder Support Agreement, dated October 6, 2022 between and among the Company, EEW and our Sponsor. (5)+
10.22	Shareholder Commitment for Annette Kumlin, dated October 6, 2022. (5)+
10.23	Shareholder Commitment for Svante Kumlin, dated October 6, 2022. (5)+
10.24	Form of New Registration Rights Agreement. (5)
10.25	Loan Agreement, dated as of January 29, 2023, by and between the Company and Eternal. (13)
10.26	Form of Voting and Support Agreement, dated as of December 30, 2023, by and among the Company, GreenRock, and the GreenRock Shareholders party thereto (8)
10.27	Sponsor Support Agreement, dated as of December 30, 2023, by and among the Company, GreenRock and the Sponsor. (8)
10.28	Loan Agreement, dated as of November 1, 2023, by and between ClimateRock and Eternal. (10)
10.29	Amended and Restated Promissory Note issued to the Sponsor, dated November 3, 2023. (10)
10.30	Loan Agreement, dated as of November 1, 2023, by and between the Company and Eternal BV. (10)

10.31	Promissory Note, dated as of May 2, 2023, by and between the Company and the Sponsor. (11)
10.32	Loan Agreement, dated as of April 12, 2023, by and between the Company and Eternal. (12)
10.33	Promissory Note, dated as of April 30, 2024, by and between the Company and the Sponsor. (15)
10.34	Consulting Agreement, dated as of January 4, 2024, by and between the Company and MZHCI, LLC. (16)
10.35	Loan Agreement, dated August 5, 2024, by and between the Company and Eternal. (17)
10.36	Amendment to Loan Agreement, dated August 5, 2024, by and between the Company and Eternal. (17)
10.37	Amendment to Loan Agreement, dated August 6, 2024, by and between the Company and Eternal. (17)
10.38	Amendment to Loan Agreement, dated August 6, 2024, by and between the Company and Eternal. (17)
10.39	Amendment to Loan Agreement, dated August 6, 2024, by and between the Company and Eternal. (17)
10.40	Promissory Note, dated June 20, 2025, by the Company to U.N. SDG Support LLC.(21)
10.41	Amendment to Loan Agreement, dated September 2, 2025, by and between Company and Eternal. (22)
10.42	Extension of Agreement, dated September 11, 2025, by and between Company and Gluon Renewable Energies Limited. (22)
10.43	Securities Purchase Agreement, dated September 19, 2025, by and between ClimateRock Holdings Limited and Helena Global Investment Opportunities I Ltd. (22)
10.44	Equity Line of Credit Purchase Agreement, dated September 19, 2025, by and between ClimateRock Holdings Limited and Helena Global Investment Opportunities I Ltd. (22)
10.45	Loan Agreement dated October 1, 2026, effective November 20, 2025, between the Company and GreenRock Corp.*
10.46	Loan Agreement dated October 1, 2026, effective July 1, 2026, between the Company and GreenRock Corp.*
14	Code of Ethics. (1)
19	Insider Trading Policies and Procedures, adopted April 27, 2022. (14)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Policy Related to Recovery of Erroneously Awarded Compensation, adopted October 2, 2023. (14)
99.1	Amended Audit Committee Charter. (14)
99.2	Amended a Compensation Committee Charter. (14)
99.3	Nominating and Corporate Governance Committee Charter. (1)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith

***	The exhibits to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of all omitted information to the SEC upon its request.

+	Portions of the exhibit, including certain private and confidential information has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Registrant hereby agrees to furnish a copy of any omitted portion to the SEC upon request

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-263542), filed with the SEC on March 14, 2022.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-263542), filed with the SEC on April 6, 2022.

(3)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A (File No. 333-263542), filed with the SEC on April 15, 2022.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2022.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2022.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 filed with the SEC on November 9, 2022.

(7)	Incorporated by reference to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2022 filed with the SEC on December 21, 2022.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2024.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2023.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 filed with the SEC on November 14, 2023.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2023.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, filed with the SEC on May 8, 2023.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 17, 2023.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 18, 2024.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2024.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, filed with the SEC on May 15, 2024.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 9, 2024.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 7, 2024.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2025.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 8, 2025.

(21)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on June 25, 2025.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, filed with the SEC on October 30, 2025.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 4, 2025.

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 15, 2026	CLIMATEROCK

	By:	/s/ Per Regnarsson
	Name:	Per Regnarsson
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Per Regnarsson	Chief Executive Officer and Director	October 15, 2026
Per Regnarsson	(Principal Executive Officer)

/s/ Michael Geary	Chief Financial Officer	October 15, 2026
Michael Geary	(Principal Financial and Accounting Officer)

/s/ Charles Ratelband V	Director and Executive Chairman	October 15, 2026
Charles Ratelband V

/s/ Sean Kidney	Independent Director	October 15, 2026
Sean Kidney

/s/ Dariusz Sliwinski	Independent Director	October 15, 2026
Dariusz Sliwinski