Form 10-Q
period 2026-03-31
ClimateRock
filed 2026-10-21
CIK 1903392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Securities registered pursuant to Section 12(b) of the Act: None

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

As of October 20, 2026, there were 2,094,683 Class A ordinary shares, par value $0.0001 per share, and one Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

CLIMATEROCK
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CLIMATEROCK
CONSOLIDATED BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS
Current assets
Cash	$5,370	$5,670
Total current assets	5,370	5,670

Non-current assets
Cash and cash equivalents held in Trust Account	162,356	160,938
Total non-current assets	162,356	160,938
TOTAL ASSETS	$167,726	$166,608

LIABILITIES, COMMITMENTS AND CONTINGENCIES, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities	$2,473,855	$2,385,230
Administrative service fee payable - related party	448,941	418,941
Loan payable - related parties	3,664,864	3,614,033
Convertible promissory note payable - related party	1,517,937	1,517,937
Total current liabilities	8,105,597	7,936,141

Non-current liabilities
Deferred underwriting commission payable	2,362,500	2,362,500
Total non-current liabilities	2,362,500	2,362,500
TOTAL LIABILITIES	$10,468,097	$10,298,641

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares, $0.0001 par value, subject to possible redemption 12,352 shares at redemption value of $13.14 and $13.03 per share, including dividends earned on Trust Account, at March 31, 2026 and December 31, 2025, respectively	162,356	160,938
Total commitments and contingencies	162,356	160,938

SHAREHOLDERS’ DEFICIT
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 2,086,874 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively (excluding 12,352 shares subject to possible redemption as of March 31, 2026 and December 31, 2025, respectively.)	209	209
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1 share issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	—
Accumulated deficit	(10,462,936)	(10,293,180)
Total shareholders’ deficit	(10,462,727)	(10,292,971)

TOTAL LIABILITIES, COMMITMENTS AND CONTINGENCIES, AND SHAREHOLDERS’ DEFICIT	$167,726	$166,608

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLIMATEROCK
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Operating expenses
Formation and operating costs	$139,756	$462,925
Administrative service fees - related party	30,000	30,000
Net loss from operations	(169,756)	(492,925)

Other income
Dividend income on Trust Account	1,418	307,887
Total other income	1,418	307,887
Net loss	$(168,338)	$(185,038)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	12,352	2,465,223
Non-redeemable ordinary shares, basic and diluted	2,086,875	2,086,875
Basic and diluted income (loss) earnings per share
Redeemable ordinary shares, basic and diluted	$0.03	$0.04
Non-redeemable ordinary shares, basic and diluted	$(0.08)	$(0.14)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLIMATEROCK
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND MARCH 31, 2025

	CLASS A ORDINARY SHARES		CLASS B ORDINARY SHARES		PREFERENCE SHARES		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL SHAREHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT

Balances - January 1, 2025	2,086,874	$209	1	$—	—	$—	$—	$(8,116,307)	$(8,116,098)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(457,887)	(457,887)
Net loss		—	—	—	—	—	—	(185,038)	(185,038)
Balances - March 31, 2025	2,086,874	$209	1	$—	—	$—	$—	$(8,759,232)	$(8,759,023)

Balances - January 1, 2026	2,086,874	$209	1	$—	—	$—	$—	$(10,293,180)	$(10,292,971)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value	—	—	—	—	—	—	—	(1,418)	(1,418)
Net loss		—	—	—	—	—	—	(168,338)	(168,338)
Balances - March 31, 2026	2,086,874	$209	1	$—	—	$—	$—	$(10,462,936)	$(10,462,727)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLIMATEROCK
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND MARCH 31, 2025

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cash flows from operating activities:
Net loss	$(168,338)	$(185,038)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Dividend income received in Trust Account	(1,418)	(307,887)
Changes in operating assets and liabilities:
Accrued liabilities	88,625	389,021
Administrative service fee payable - related party	30,000	24,000
Prepaid expenses	—	—
Net cash used in operating activities	(51,131)	(79,904)

Cash flows from investing activities:
Cash deposited in Trust Account for monthly extension fees	—	(100,000)
Net cash used in investing activities	$—	$(100,000)

Cash flows from financing activities:
Proceed from related party loan	50,831	20,000
Proceed from convertible promissory notes - related party	—	150,000
Net cash provided by financing activities	$50,831	$170,000

Net (decrease) increase in cash and cash equivalents	(300)	(9,904)
Cash and cash equivalents at beginning of period	5,670	14,384
Cash and cash equivalents at end of period	$5,370	$4,480

Non-cash investing and financial activities:
Remeasurement adjustment on public shares subject to possible redemption	$1,418	$457,887

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

As of March 31, 2026, the Company had not yet commenced operations. All activity through March 31, 2026 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and post-offering activities in search for a target to consummate a Business Combination. The Company has selected December 31 as its fiscal year end.

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At March 31, 2026, the Company had $5,370 in cash held outside of the Trust Account. The Company’s management (the “Management”) has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

The Company will provide holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (approximately $13.14 per share as of March 31, 2026, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6).

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On May 1, 2025, the Company held an extraordinary general meeting in lieu of an annual general meeting of shareholders (the “2025 EGM”) and approved, among other things, an amendment to the Company’s amended and restated memorandum and articles of association to (i) extend the date by which the Company would be required to consummate a Business Combination from May 2, 2025 to November 2, 2025 (or such earlier date as determined by the board of directors in its sole discretion) (the “2025 Extension”), and (ii) to permit the Company’s board of directors, in its sole discretion, to elect to wind up operations on, or an earlier date than November 2, 2025. In connection with 2025 EGM, shareholders holding 2,016,792 shares of the Company’s Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $24.67 million (approximately $12.23 per Public Share) was removed from the Trust Account to pay such Public Shareholders.

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

In connection with the 2025B EGM, Public Shareholders holding 436,079 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $5.54 million (approximately $12.71 per Public Share) was removed from the Trust Account to pay such Public Shareholders.

On May 1, 2026, the Company held an extraordinary general meeting of shareholders (the “2026 EGM”) and approved, among other things, an amendment to the Company’s amended and restated memorandum and articles of association, which extended the Combination Period from May 2, 2026 to November 2, 2026 (or such earlier date as determined by the Board of Directors in its sole discretion). In connection with the 2026 EGM, Public Shareholders holding 4,543 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $60,000 (approximately $13.19 per Public Share) was removed from the Trust Account to pay such Public Shareholders.

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Changes to the Board

On July 7, 2026, Niels Brix notified the Board of his resignation as a director of the Company, effective on that date.

Going concern and management’s plan

As of March 31, 2026, the Company has a cash balance of $5,370 and a working capital deficit of $8,100,227. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the accompanying unaudited consolidated financial statements. Prior to consummation of a Business Combination, the Company has the ability to secure additional funding from the Sponsor or other related parties. There is no assurance that the Company’s plans to consummate a Business Combination will be successful by November 2, 2026. The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements as of March 31, 2026, and for the three months ended March 31, 2026 and 2025 presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the period ending December 31, 2026, or any future period.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on October 16, 2026.

Cash and cash equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had a cash balance of $5,370 and $5,670 in its working capital account, respectively.

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

At March 31, 2026 and December 31, 2025, the Company had $162,356 and $160,938 held in the Trust Account, respectively, including dividend income of $1,418 and $307,887 recognized during the three months ended March 31, 2026 and March 31, 2025, respectively.

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less interest income in Trust Account less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. At March 31, 2026 and 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented.

The net income (loss) per share presented in the consolidated statement of operations is based on the following:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Net loss	$(168,338)	$(185,038)
Less: Monthly extension fees	—	150,000
Less: Dividend income on Trust Account to be allocated to redeemable shares	1,418	307,887
Net loss excluding monthly extension fees and dividend income on Trust Account	$(169,756)	$(642,925)

	Three months ended March 31, 2026
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity to redemption value and excluding monthly extension fees and dividend income on Trust Account	$(999)	$(168,757)
Monthly extension fees	—	—
Dividend income on Trust Account	1,418	—
Allocation of net income (loss)	$419	$(168,757)

Denominators:
Weighted-average shares outstanding	12,352	2,086,875
Basic and diluted net income (loss) per share	$0.03	$(0.08)

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended March 31, 2025
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity to redemption value and excluding monthly extension fees and dividend income on Trust Account	$(348,181)	$(294,744)
Monthly extension fees	150,000	—
Dividend income on Trust Account	307,887	—
Allocation of net income (loss)	$109,706	$(294,744)

Denominators:
Weighted-average shares outstanding	2,465,223	2,086,875
Basic and diluted net income (loss) per share	$0.04	$(0.14)

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

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2026	December 31, 2025
Assets:
Cash and cash equivalents held in Trust Account	1	$162,356	$160,938

Except for the foregoing, the Company does not have any assets measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025.

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

As of March 31, 2026 and December 31, 2025, the Class A ordinary shares reflected on the consolidated balance sheet are reconciled in the following table.

	As of March 31, 2026	As of December 31, 2025
Gross proceeds	$78,750,000	$78,750,000
Less:
Proceeds allocated to public warrants and public rights	(6,898,500)	(6,898,500)
Offering costs of public shares	(4,647,702)	(4,647,702)
Redemption of shares	(86,746,173)	(86,746,173)
Plus:
Accretion of carrying value to redemption value	18,097,108	18,095,690
Monthly extension fees	1,607,623	1,607,623
Ordinary shares subject to possible redemption	$162,356	$160,938

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

Following the Founder Share Conversion and the Extension Redemptions, and as of March 31, 2026, there were 2,099,226 Class A Ordinary Shares and one Class B Ordinary Share issued and outstanding and the Sponsor holds approximately 93.78% of the issued and outstanding Ordinary Shares.

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

On September 21, 2022, the Company entered into a loan agreement with Eternal in the principal amount of up to $180,000, on an unsecured basis and bearing no interest (the “Second Eternal Loan”). The Second Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is December 31, 2026, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Second Eternal Loan Amendment. As of March 31, 2026 and December 31, 2025, the outstanding balance of the Second Eternal Loan was $170,603 and no interest was accrued.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Additionally, on November 12, 2022, the Company entered into a loan agreement with Eternal in the principal amount of up to $300,000, on an unsecured basis and bearing no interest (the “Third Eternal Loan”). The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023. The maturity date is December 31, 2026 or, if earlier, the date of the consummation of the initial Business Combination, as amended by the Third Eternal Loan Amendment. As of March 31, 2026 and December 31, 2025, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, the Company entered into a loan agreement with Eternal in the principal amount of up to $50,000, on an unsecured basis and bearing no interest (the “Fourth Eternal Loan”). The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is the earlier of December 31, 2026 or the date of the consummation of the initial Business Combination, as amended by the Fourth Eternal Loan Amendment. As of March 31, 2026 and December 31, 2025, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

On April 12, 2023, the Company entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest (the “Fifth Eternal Loan”). The Fifth Eternal Loan was available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date is December 31, 2026, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Fifth Eternal Loan Amendment. As of March 31, 2026 and December 31, 2025, the outstanding balance of the Fifth Eternal Loan was $500,000 and $500,000, respectively, and no interest was accrued.

On November 1, 2023, the Company entered into a loan agreement with Eternal in the principal amount of up to $335,000 on an unsecured basis and bearing no interest (the “Sixth Eternal Loan”). The Sixth Eternal Loan was available to be drawn down from November 1, 2023. The maturity date is December 31, 2026, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Sixth Eternal Loan Amendment. In the event the Company does not repay the Sixth Eternal Loan within 10 days of the consummation of the initial Business Combination, the Company will pay an interest of five percent (5%) per month to Eternal until the date of repayment of the Sixth Eternal Loan. As of March 31, 2026 and December 31, 2025, the outstanding balance of the Sixth Eternal Loan was $335,000 and $335,000, respectively, and no interest was accrued.

On November 1, 2023, the Company and Eternal agreed to the Eternal Loan Amendment requiring that in the event that the Company does not repay each of the Second Eternal Loan, Third Eternal Loan, Fourth Eternal Loan, and Fifth Eternal Loan within 10 days of the consummation of the initial Business Combination, the Company will pay an interest of five percent (5%) per month to Eternal until the date of repayment of each such loan.

On August 5, 2024, the Company entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $1,500,000, on an unsecured basis and bearing no interest (the “Seventh Eternal Loan”). The Seventh Eternal Loan was available for drawdown in unlimited number of installments in the period from August 3, 2024 to September 30, 2025. The final repayment date is December 31, 2026 or, if earlier, the date of the consummation of the initial Business Combination of us. As of March 31, 2026, the Company borrowed an additional $283,460 beyond the initial terms of the Seventh Eternal Loan. As of March 31, 2026 and December 31, 2025, the outstanding balance of the Seventh Eternal Loan was $1,783,460 and no interest was accrued.

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

From May 16, 2025 to December 31, 2025, Gluon Renewable Energies Limited made payments totaling $365,284 on behalf of the Company. Other disbursements were for late vendor invoices and the insurance renewal. During the three months ended March 31, 2026, Gluon Renewable Energies Limited advanced a further $50,831 to the Company. As of March 31, 2026 and December 31, 2025, the outstanding balance of the loan from Gluon Renewable Energies Limited was $436,115 and $385,284, respectively, and $1 of interest was accrued.

GreenRock Loan

In the fourth quarter of 2025, GreenRock, a related party by virtue of common control, provided funding to the Company to allow it to meet certain costs and obligations pursuant to a loan agreement effective November 20, 2025. No interest was recognized under this loan agreement. As of March 31, 2026 and December 31, 2025, the amount owed to GreenRock was $89,686 and $89,686, respectively, and no interest was accrued. Additional funding was provided by GreenRock subsequent to March 31, 2026 (see Note 9).

Convertible Promissory Note

In connection with the 2023 Extension, on May 2, 2023, the Company issued a convertible promissory note in the aggregate principal amount of $900,000 to the Sponsor, which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in the 2023 Redemptions. The Sponsor agreed to pay $75,000 per month until the completion of an initial Business Combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by the Board in its sole discretion). The 2023 Extension Note (as defined below) bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the Company’s liquidation. On November 3, 2023, the Company issued an amended and restated promissory note to such promissory note (as amended and restated, the “2023 Extension Note”). Per the 2023 Extension Note, if the Company does not repay the 2023 Extension Note within five days of the maturity date, five percent (5%) interest per month will accrue on the unpaid principal balance until the 2023 Extension Note is fully repaid. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants (the “Conversion Warrants”) at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants. The Company has determined that the fair value of the 2023 Extension Note is par value. As of March 31, 2026 and December 31, 2025, the outstanding balance of the 2023 Extension Note was $900,000 and $900,000, respectively, and no interest was accrued.

On April 30, 2024, the Company issued a convertible promissory note in the aggregate principal amount of $600,000 to the Sponsor (the “2024 Extension Note”), which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in the 2024 Redemptions. The Sponsor agreed to pay $50,000 per month that is needed to complete an initial Business Combination, commencing on May 2, 2024 and continuing through May 2, 2025 (or such earlier date as determined by the Board in its sole discretion). The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the Company’s liquidation. At any time prior to the payment in full of the principal balance of the 2024 Extension Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants. The Company has determined that the fair value of the 2024 Extension Note is par value. As of March 31, 2026 and December 31, 2025, the outstanding balance of the 2024 Extension Note was $600,000.

On June 20, 2025, the Company issued a promissory note in the aggregate principal amount of $107,623 to the Sponsor (the “2025 Extension Note”), which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2025 Extension. The Sponsor agreed to pay $0.04 per unredeemed share per month that the Board of Directors decides to take to complete an initial Business Combination, commencing on May 2, 2025 and continuing through November 2, 2025 (or such earlier date as determined by the Board of Directors in its sole discretion). The 2025 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the Company’s liquidation. As of March 31, 2026 and December 31, 2025, $17,937 had been drawn under the 2025 Extension Note.

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Administrative Service Fee

The Company entered into an administrative services agreement with the Sponsor on April 27, 2022 whereby the Sponsor was to perform certain services for the Company for a monthly fee of $10,000 (as assigned, the “Administrative Services Agreement”). On May 2, 2022, the Sponsor entered into an assignment agreement with Gluon Group, an affiliate of the Company (“Gluon”), to provide the services detailed in the Administrative Service Agreement. Per Regnarsson, our Chief Executive Officer and a director, is the Managing Partner of Gluon Partners, LLP (“Gluon”). As of March 31, 2026 and December 31, 2025, $45,187 and $45,187 has been paid to Gluon Group for such services and an additional $448,941 and $418,941, respectively, has been accrued.

Advisory Services

On September 21, 2022, the Company entered into a letter agreement with Gluon (the “Gluon Letter Agreement”) to pay a fee upon completion of one or more successful transactions (the “Gluon Transaction Success Fee”). The Company will pay Gluon $500,000 upon completion of one or more transactions with an aggregate purchase price of less than $400,000,000; and, an additional $500,000 upon completion of one or more transactions with an aggregate purchase price of more than $400,000,000. This means the total remuneration for transactions with a purchase price more than $400,000,001 would be $1,000,000. The transaction purchase price will correspond to the price paid to the sellers of the applicable target, including cash, debt, and equity funded payments. Each Gluon Transaction Success Fee will be payable upon consummation of the applicable transaction, regardless of (i) the calendar for the payment of the purchase price, (ii) how the purchase price is funded, (iii) any deferred payment subsequent to consummation of the transaction, or (iv) any adjustments to the price of the transaction subsequent to consummation. Following payment of the Gluon Transaction Success Fee, any accrued fees payable to the Gluon Group by the Company will be waived.

On October 5, 2022, the Company agreed with Gluon to lower the Gluon Transaction Success Fee to a total payment of $250,000 upon successful completion of one of more transactions with an aggregate purchase price equal or more than $400 million.

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

Per Regnarsson, the Chief Executive Officer and a director of the Company, is the Managing Partner of Gluon. Each member of the Board has been informed of Mr. Regnarsson’s material interest in the Gluon Letter Agreement, and upon the approval and recommendation of the audit committee of the Board, the Board determined that the Gluon Letter Agreement is fair and in the best interests of the Company and voted to approve the Gluon Letter Agreement.

Business Combination Agreement

On March 21, 2025, ClimateRock entered into an Amended and Restated GreenRock Business Combination Agreement with GreenRock, a related party under common control (all as defined in Note 6).

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

The underwriters were entitled to an underwriting discount of $0.45 per unit, or $3,543,750 in the aggregate, of which $0.15 per Unit, or $1,181,250 was paid upon the closing of the Initial Public Offering. Of the $0.45 discount, the underwriters were entitled to a deferred underwriting commission of $0.30 per Unit, or $2,362,500 in the aggregate (the “Deferred Fee”). The Deferred Fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement, dated April 27, 2022 the Company entered into with Maxim in connection with the Initial Public Offering (the “Underwriting Agreement”).

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

Transaction Expenses

On May 31, 2022, the Company entered into an agreement (the “EGS Agreement”) with Ellenoff, Grossman & Schole LLP (“EGS”) to (x) act as U.S. securities counsel to us in connection with pending acquisition targets for the Company to acquire consistent with its Initial Public Offering and (y) assist in U.S. securities work related to the initial Business Combination. The fee structure for this agreement is as follows: (i) an upfront retainer of $37,500, (ii) billing on an hourly basis for time, (iii) each month fifty percent (50%) of the amount billed shall be due and owing, (iv) the remaining fifty percent (50%) not paid, on a monthly basis, will be deferred until the closing of the initial Business Combination and will be paid with a twenty percent (20%) premium. As of March 31, 2026, and December 31, 2025, the total outstanding billed amount for services provided by EGS is $1,082,504 and $1,066,144 of which $541,252 and $533,072 (50% of the outstanding balance), respectively, is considered outstanding per the terms of the EGS Agreement and is included in accrued liabilities on the accompanying unaudited consolidated balance sheets. As the initial Business Combination cannot be deemed probable as of March 31, 2026 and December 31, 2025, respectively, and payment of the deferred portion of the outstanding balance is contingent upon a successful initial Business Combination, no amount was accrued for the deferred portion of the outstanding amount or the premium.

We also incur costs from our Cayman counsel, Ogier. Costs related to the transaction are split equally between the Company and the target, GreenRock.

On August 17, 2022, the Company entered into an agreement (as amended, the “Maxim Letter Agreement”) with Maxim to pay a fee (the “Maxim Success Fee”) upon completion of one or more successful transactions. On October 3, 2022, the Company amended the Maxim Letter Agreement to state that the Company will pay to Maxim, upon closing of such successful transaction(s), a fee based upon the amount of cash we have in the Trust Account immediately prior to consummation of the transaction and/or contributed to the transaction. If the amount of such cash is less than $50 million, Maxim’s fee will be equal to $200,000 in cash and an additional $150,000 of common stock of the post-transaction company (the “New Common Stock”). If the amount of such cash is equal to or greater than $40 million, the Maxim Success Fee will be $500,000 cash. If the amount of such cash is equal to or greater than $75 million, the Maxim Success Fee will be $500,000 cash and an additional $500,000 payable in either cash or New Common Stock, at the Company’s option. The New Common Stock will be issued to Maxim Partners LLC, will be valued at the same price per share/exchange ratio as in the definitive transaction documentation, and it will have unlimited piggyback registration rights. The Maxim Success Fee will be paid upon the consummation of the transaction.

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

On March 21, 2025, ClimateRock, GreenRock, Pubco, SPAC Merger Sub, and Company Merger Sub entered into an Amended and Restated Agreement and Plan of Merger, pursuant to which the original GreenRock Business Combination Agreement was amended and restated in its entirety to, among other things, reflect the fact that the founding shareholders of GreenRock will receive an aggregate of 2,100,000 Class B ordinary shares, par value $0.0001 per share, of Pubco (“Holdings Class B Ordinary Shares”) as part of their merger consideration (in lieu of 2,100,000 Class A ordinary shares, par value $0.0001 per share, of Pubco). Such Holdings Class B Ordinary Shares represent 10% of the merger consideration received by such founding GreenRock shareholders. Each Holdings Class B Ordinary Share shall entitle the holder to 10 votes per share in addition to certain additional rights specified in the amended and restated memorandum and articles of Pubco that will be adopted prior to the closing of the Business Combination, subject to receipt of shareholder approval. Pursuant to the terms of the GreenRock Business Combination Agreement, the Merger Consideration to be delivered to the GreenRock Shareholders in connection with the Business Combination will be 32,000,000 newly-issued Pubco ordinary shares, consisting of (i) 29,900,000 Holdings Class A Ordinary Shares, of which 4,000,000 will be held in a segregated account pursuant to an escrow agreement, and (ii) 2,100,000 Holdings Class B Ordinary Shares, allocated between the founding shareholders of GreenRock.

On October 19, 2026, ClimateRock, GreenRock, Holdings, SPAC Merger Sub, and Company Merger Sub amended the GreenRock Business Combination Agreement, pursuant to which the GreenRock Business Combination Agreement was amended to, among other things (i) remove the contemplated acquisition of TEP Renewables Limited as a closing condition, (ii) remove the earnout escrow, and (iii) extend the Outside Date under the GreenRock Business Combination Agreement from May 2, 2025, to March 31, 2027.

NOTE 7. SHAREHOLDERS’ EQUITY

Class A Ordinary Shares

The Company is authorized to issue 479,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each Class A Ordinary Share held. As of March 31, 2026 and December 31, 2025, there were 2,099,226 and 2,099,226 Class A Ordinary Shares issued and outstanding, respectively (including 12,352 shares subject to possible redemption at each date).

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. Holders of the Class B Ordinary Shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were one and one Class B Ordinary Shares outstanding, respectively.

Preference Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were no preferred shares outstanding.

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

If: (i) the Company issues additional Ordinary Shares or securities convertible into or exercisable or exchangeable for Ordinary Shares for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per Ordinary Share, with such issue price or effective issue price to be determined in good faith by the Board (and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by such holder or affiliates, as applicable, prior to such issuance) (the “New Issuance Price”); (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation thereof (net of redemptions); and (iii) the volume weighted average trading price of the Ordinary Shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the Warrant price shall be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the New Issuance Price and the redemption trigger price ($18.00) shall be adjusted to equal to 180% of the greater of the Market Value and the New Issuance Price.

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

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Formation and operating costs	$139,756	$462,925
Dividend income on Trust Account	1,418	307,887

The CODM reviews interest earned on the Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated April 27, 2022, by and between the Company and Continental. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Business Combination Period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operating costs as reported on the accompanying unaudited consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the accompanying unaudited consolidated statements of operations and described within their respective disclosures.

NOTE 9. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the consolidated balance sheet date but before the consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2026, up through the date the Company issued the consolidated financial statements. Management did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited consolidated financial statements, except as follows:

CLIMATEROCK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On May 1, 2026, the Company held the 2026 EGM and approved, among other things, an amendment to the amended and restated memorandum and articles of association to (i) extend the Combination Period from May 2, 2026 to November 2, 2026 (or such earlier date as determined by the Board of Directors in its sole discretion) and (ii) to permit the Board of Directors, in its sole discretion, to elect to wind up its operations on, or on an earlier date than November 2, 2026. In connection with the 2026 EGM, Public Shareholders holding 4,543 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $60,000 (approximately $13.19 per Public Share) was removed from the Trust Account to pay such Public Shareholders.

On August 10, 2026, the Company, Eternal and Gluon agreed to extend the repayment date for the various related party loans to December 31, 2026.

On October 1, 2026, the Company and GreenRock entered into loan agreements effective on November 20, 2025 and July 1, 2026 in respect of related party loans from GreenRock to the Company. The terms of the initial loan, effective November 20, 2025, were interest free but repayable on demand. The terms of the second loan, effective July 1, 2026, reflect GreenRock’s own cost of funding: the annual interest rate is 10% and the loan has an original issue discount of 20%. It is repayable on December 17, 2026 (or earlier in certain circumstances).

On July 7, 2026, Niels Brix notified the Board of his resignation as a director of the Company, effective on that date.

On October 15, 2026, the Company filed a definitive proxy to shareholders giving notice of an extraordinary general meeting, scheduled for October 29, 2026, to consider and vote on proposals including one to extend the date by which the Company must consummate a business combination with one or more businesses from November 2, 2026 to May 2, 2027 or such earlier date as determined by the Board in its sole discretion.

On October 19, 2026, ClimateRock, GreenRock, Holdings, SPAC Merger Sub, and Company Merger Sub amended the GreenRock Business Combination Agreement, pursuant to which the GreenRock Business Combination Agreement was amended to, among other things (i) remove the contemplated acquisition of TEP Renewables Limited as a closing condition, (ii) remove the earnout escrow, and (iii) extend the Outside Date under the GreenRock Business Combination Agreement from May 2, 2025, to March 31, 2027.

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

As of March 31, 2026, we had not yet commenced any operations. All activity through March 31, 2026 relates to our formation and our Initial Public Offering, which is described below, and post-Initial Public Offering, searching for a target to consummate and consummating an initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering. We have selected December 31 as our fiscal year end.

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

Recent Developments

On July 7, 2026, Niels Brix notified the Board of his resignation as a director of the Company, effective on that date.

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

In connection with the 2024 Extension, the Sponsor and its designees agreed to contribute an amount equal to $50,000 per month that the Board of Directors decides to take to complete an initial Business Combination, commencing on May 2, 2024 and continuing through May 2, 2025 (or such earlier date as determined by our Board of Directors in its sole discretion). As a result, on April 30, 2024, we issued the 2024 Extension Note in the aggregate principal amount of $600,000 to the Sponsor, which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 Extension. As of March 31, 2026, approximately $600,000 (including applicable interest) has been deposited into the Trust Account to support the 2024 Extension.

On May 1, 2025, we held the 2025 EGM and approved, among other things, an amendment to the Amended and Restated Articles to (i) extend the Combination Period from May 2, 2025 to November 2, 2025 (or such earlier date as determined by the Board of Directors in its sole discretion) and (ii) to permit the Board of Directors, in its sole discretion, to elect to wind up our operations on, or on an earlier date than November 2, 2025. In connection with the 2025 EGM, Public Shareholders holding 2,016,792 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $24.7 million (approximately $12.23 per Public Share) was removed from the Trust Account to pay such Public Shareholders.

In connection with the 2025 Extension, the Sponsor and its designees agreed to contribute an amount equal to $17,937 ($0.04 per Public Share that is not redeemed), for each calendar month (commencing on May 2, 2025 and ending on the 1st day of each subsequent month) until November 2, 2025 (each, an “Extension Period”). As a result, on June 20, 2025, we issued the 2025 Extension Note in the aggregate principal amount of $107,623 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2025 Extension. As of March 31, 2026, all amounts required to be deposited into the Trust Account in connection with the 2025 Extension had been deposited, of which $17,937 was funded through drawings under the 2025 Extension Note and the remainder from other sources. Accordingly, although the 2025 Extension Note has not been fully drawn, we have no further obligation to make deposits into the Trust Account in respect of the 2025 Extension.

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

On October 29, 2025, we held the 2025B EGM and approved, among other things, an amendment to the Amended and Restated Articles to (i) extend the Combination Period from November 2, 2025 to May 2, 2026 (or such earlier date as determined by the Board of Directors in its sole discretion) and (ii) to permit the Board of Directors, in its sole discretion, to elect to wind up our operations on, or on an earlier date than May 2, 2026. In connection with the 2025B EGM, Public Shareholders holding 436,079 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $5.54 million (approximately $12.71 per Public Share) was removed from the Trust Account to pay such Public Shareholders.

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

Following the Founder Share Conversion and the Extension Redemptions, and as of March 31, 2026, there were 2,099,226 Class A Ordinary Shares and one Class B Ordinary Share issued and outstanding and the Sponsor holds approximately 93.78% of the issued and outstanding Ordinary Shares.

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

On October 19, 2026, ClimateRock, GreenRock, Holdings, SPAC Merger Sub, and Company Merger Sub amended the GreenRock Business Combination Agreement, pursuant to which the GreenRock Business Combination Agreement was amended to, among other things (i) remove the contemplated acquisition of TEP Renewables Limited as a closing condition, (ii) remove the earnout escrow, and (iii) extend the Outside Date under the GreenRock Business Combination Agreement from May 2, 2025, to March 31, 2027.

For a full description of the GreenRock Business Combination Agreement and the proposed GreenRock Business Combination, please see the Registration Statement on Form F-4 filed by Pubco in connection with the GreenRock Business Combination on January 26, 2024, as amended and as may be further amended from time to time.

Results of Operations

Our entire activity since inception up to March 31, 2026 has been related to our formation and our Initial Public Offering, and we will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering. We also expect to continue to incur increased expenses as a result of becoming a public company (i.e., for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses in search for a target to consummate an initial Business Combination.

For the three months ended March 31, 2026, the Company reported a net loss of $168,338, comprised of $1,418 of dividend income earned on the Trust Account offset by formation and operating costs of $139,756 and administrative service fees - related party of $30,000.

For the three months ended March 31, 2025, the Company reported a net loss of $185,038, comprised of $307,887 of dividend income earned on the Trust Account offset by formation and operating costs of $462,925 and administrative service fees - related party of $30,000.

Dividend income earned on the Trust Account decreased by $306,469 for the three months ended March 31, 2026 compared with the three months ended March 31, 2025, due to the lower balance held in the Trust Account following the redemption of Public Shares in connection with the 2025 EGM and the 2025B EGM. Formation and operating costs decreased by $323,169 for the three months ended March 31, 2026 compared with the three months ended March 31, 2025, primarily due to a focus on reducing adviser costs in the Company. Administrative service fees - related party were unchanged at $10,000 per month.

Liquidity, Capital Reserves and Going Concern

Initial Public Offering

On May 2, 2022, we consummated our Initial Public Offering of 7,875,000 Units, including 375,000 Option Units that were issued pursuant to the partial exercise of the Over-Allotment Option. Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, we sold 3,762,500 Private Placement Warrants, including 112,500 Private Placement Warrants that were issued pursuant to the partial exercise of the Over-Allotment Option. From the proceeds of the Initial Public Offering and Private Placement Warrants, we retained approximately $1,100,000 for working capital needs after transfer of proceeds to the Trust Account and payment of expenses related to the Initial Public Offering and directors’ and officers’ insurance. As of March 31, 2026 and December 31, 2025, there was $5,370 and $5,670 in cash held outside the Trust Account, respectively.

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

On September 21, 2022, we entered into a loan agreement with Eternal in the principal amount of up to $180,000, on an unsecured basis and bearing no interest. The Second Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is December 31, 2026, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Second Eternal Loan Amendment. As of March 31, 2026 and December 31, 2025, the outstanding balance of the Second Eternal Loan was $170,603 and no interest was accrued.

Additionally, on November 12, 2022, we entered into a loan agreement with Eternal in the principal amount of up to $300,000, on an unsecured basis and bearing no interest. The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023. The maturity date is December 31, 2026 or, if earlier, the date of the consummation of the initial Business Combination, as amended by the Third Eternal Loan Amendment. As of March 31, 2026 and December 31, 2025, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, we entered into a loan agreement with Eternal in the principal amount of up to $50,000, on an unsecured basis and bearing no interest. The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is the earlier of December 31, 2026 or the date of the consummation of the initial Business Combination, as amended by the Fourth Eternal Loan Amendment. As of March 31, 2026 and December 31, 2025, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

On April 12, 2023, we entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest. The Fifth Eternal Loan was available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date is December 31, 2026, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Fifth Eternal Loan Amendment. As of March 31, 2026 and December 31, 2025, the outstanding balance of the Fifth Eternal Loan was $500,000 and no interest was accrued.

On November 1, 2023, we entered into a loan agreement with Eternal in the principal amount of up to $335,000 on an unsecured basis and bearing no interest. The Sixth Eternal Loan was available to be drawn down from November 1, 2023. The maturity date is December 31, 2026, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Sixth Eternal Loan Amendment. In the event we do not repay the Sixth Eternal Loan within 10 days of the consummation of the initial Business Combination of us, we will pay an interest of five percent (5%) per month to Eternal until the date of repayment of the Sixth Eternal Loan. As of March 31, 2026 and December 31, 2025, the outstanding balance of the Sixth Eternal Loan was $335,000 and $335,000, respectively, and no interest was accrued.

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

On August 5, 2024, we entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $1,500,000, on an unsecured basis and bearing no interest. The Seventh Eternal Loan was available for drawdown in unlimited number of installments in the period from August 3, 2024 to September 30, 2025. The final repayment date is December 31, 2026 or, if earlier, the date of the consummation of the initial Business Combination. As of March 31, 2026, we borrowed an additional $283,460, beyond the initial terms of the Seventh Eternal Loan. As of March 31, 2026 and December 31, 2025, the outstanding balance of the Seventh Eternal Loan was $1,783,460 and $1,783,460, respectively, and no interest was accrued.

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

From May 16, 2025 to December 31, 2025, Gluon Renewable Energies Limited made payments totaling $365,284 on behalf of the Company. These payments include, but are not limited to, the $50,000 deposits, made in arrears, for the March 2, 2025 and April 2, 2025 period, as required under the 2024 Extension Note. Other disbursements were for late vendor invoices and the insurance renewal. During the three months ended March 31, 2026, Gluon Renewable Energies Limited advanced a further $50,831 to the Company. As of March 31, 2026 and December 31, 2025, the outstanding balance of the loan from Gluon Renewable Energies Limited was $436,115 and $385,284, respectively, and $1 of interest was accrued.

GreenRock Loan

In the fourth quarter of 2025, GreenRock, a related party by virtue of common control, provided funding to the Company to allow it to meet certain costs and obligations pursuant to a loan agreement effective November 20, 2025. No interest was recognized under this loan agreement. As of March 31, 2026 and December 31, 2025, the amount owed to GreenRock was $89,686 and $89,686, respectively, and no interest was accrued. Additional funding was provided by GreenRock subsequent to March 31, 2026 (see Note 9).

Convertible Promissory Notes

On May 2, 2023, we issued the 2023 Extension Note in the aggregate principal amount of $900,000 to the Sponsor, which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2023 Extension. The Sponsor agreed to pay $75,000 per month until the completion of an initial Business Combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by our Board of Directors in its sole discretion). The 2023 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. Per the 2023 Extension Note, as amended, if we do not repay the 2023 Extension Note within five days of the maturity date, five percent (5%) interest per month will accrue on the unpaid principal balance until the 2023 Extension Note is fully repaid. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the Initial Public Offering. We have determined that the fair value of the 2023 Extension Note is par value. As of March 31, 2026 and December 31, 2025, the outstanding balance of the 2023 Extension Note was $900,000 and $900,000, respectively, and no interest was accrued.

On April 30, 2024, we issued the 2024 Extension Note in the aggregate principal amount of $600,000 to the Sponsor, which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 Extension. The Sponsor agreed to pay $50,000 per month that the Board of Directors decides to take to complete an initial Business Combination, commencing on May 2, 2024 and continuing through May 2, 2025 (or such earlier date as determined by our Board of Directors in its sole discretion). The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the Initial Public Offering. We have determined that the fair value of the 2024 Extension Note is par value. As of March 31, 2026 and December 31, 2025, the outstanding balance of the 2024 Extension Note was $600,000 and no interest was accrued.

On June 20, 2025, we issued the 2025 Extension Note in the aggregate principal amount of $107,623.44 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2025 Extension. The Sponsor agreed to pay $0.04 per unredeemed share per month that the Board of Directors decides to take to complete an initial Business Combination, commencing on May 2, 2025 and continuing through November 2, 2025 (or such earlier date as determined by our Board of Directors in its sole discretion). The 2025 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. As of March 31, 2026 and December 31, 2025, $17,937 had been drawn under the 2025 Extension Note.

Going Concern

As of March 31, 2026, we had a cash balance of $5,370 and a working capital deficit of $8,100,227. We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern one year from the issuance date of the unaudited consolidated financial statements contained elsewhere in this Report. Prior to consummation of a Business Combination, we have the ability to secure additional funding from the Sponsor or other related parties. There is no assurance that our plans to consummate a Business Combination will be successful by November 2, 2026. The unaudited consolidated financial statements contained elsewhere in this Report do not include any adjustment that might result from the outcome of this uncertainty.

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

Transaction Expenses

On May 31, 2022, we entered into an agreement (the “EGS Agreement”) with Ellenoff, Grossman & Schole LLP (“EGS”) to (x) act as U.S. securities council to us in connection with pending acquisition targets for us to acquire consistent with our Initial Public Offering and (y) assist in U.S. securities work related to the initial Business Combination. The fee structure for this agreement is as follows: (i) an upfront retainer of $37,500, (ii) billing on an hourly basis for time, (iii) each month fifty percent (50%) of the amount billed shall be due and owing, (iv) the remaining fifty percent (50%) not paid, on a monthly basis, will be deferred until the closing of the initial Business Combination and will be paid with a twenty percent (20%) premium. As of March 31, 2026, and December 31, 2025, the total outstanding billed amount for services provided by EGS is $1,082,504 and $1,066,144 of which $541,252 and $533,072 (50% of the outstanding balance), respectively, is considered outstanding per the terms of the EGS Agreement and is included in accrued liabilities on the consolidated balance sheet of the unaudited consolidated financial statements contained elsewhere in this Report. As the initial Business Combination cannot be deemed probable as of March 31, 2026 and December 31, 2025, respectively, and payment of the deferred portion of the outstanding balance is contingent upon a successful initial Business Combination, no amount was accrued for the deferred portion of the outstanding amount or the premium.

On August 17, 2022, we entered into an agreement (as amended, the “Maxim Letter Agreement”) with Maxim to pay a fee (the “Maxim Success Fee”) upon completion of one or more successful transactions. On October 3, 2022, we amended the Maxim Letter Agreement to state that we will pay to Maxim, upon closing of such successful transaction(s), a fee based upon the amount of cash we have in the Trust Account immediately prior to consummation of the transaction and/or contributed to the transaction. If the amount of such cash is less than $50 million, Maxim’s fee will be equal to $200,000 in cash and an additional $150,000 of common stock of the post-transaction Company (the “New Common Stock”). If the amount of such cash is equal to or greater than $40 million, the Maxim Success Fee will be $500,000 cash. If the amount of such cash is equal to or greater than $75 million, the Maxim Success Fee will be $500,000 cash and an additional $500,000 payable in either cash or New Common Stock, at our option. The New Common Stock will be issued to Maxim Partners LLC, will be valued at the same price per share/exchange ratio as in the definitive transaction documentation, and it will have unlimited piggyback registration rights. The Maxim Success Fee will be paid upon the consummation of the transaction.

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

On May 20, 2024, the Sponsor entered into a series of securities transfer agreements, pursuant to which membership interests of the Sponsor correspond to a total of 60,300 Founder Shares were transferred to certain directors and officers of the Company. These membership interests remain unvested as of March 31, 2026 as they will vest only upon completion of the business combination.

On April 2, 2025, the Sponsor entered into a securities transfer agreement pursuant to which membership interests of the Sponsor correspond to 10,000 Founder Shares were transferred to a certain officer of the Company. These membership interests remain unvested as of March 31, 2026 as they will vest only upon completion of the business combination.

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

On September 21, 2022, we entered into a loan agreement with Eternal in the principal amount of up to $180,000, on an unsecured basis and bearing no interest. The Second Eternal Loan was available to be drawn down from September 21, 2022 to March 31, 2023 and its maturity date is December 31, 2026, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Second Eternal Loan Amendment. As of March 31, 2026 and December 31, 2025, the outstanding balance of the Second Eternal Loan was $170,603 and no interest was accrued.

Additionally, on November 12, 2022, we entered into a loan agreement with Eternal in the principal amount of up to $300,000, on an unsecured basis and bearing no interest. The Third Eternal Loan was available to be drawn down from November 12, 2022 to March 31, 2023. The maturity date is December 31, 2026 or, if earlier, the date of the consummation of the initial Business Combination, as amended by the Third Eternal Loan Amendment. As of March 31, 2026 and December 31, 2025, the outstanding balance of the Third Eternal Loan was $300,000 and no interest was accrued.

On January 29, 2023, we entered into a loan agreement with Eternal in the principal amount of up to $50,000, on an unsecured basis and bearing no interest. The Fourth Eternal Loan was available to be drawn down from January 29, 2023 to March 31, 2023 and its maturity date is the earlier of December 31, 2026 or the date of the consummation of the initial Business Combination, as amended by the Fourth Eternal Loan Amendment. As of March 31, 2026 and December 31, 2025, the outstanding balance of the Fourth Eternal Loan was $50,000 and no interest was accrued.

On April 12, 2023, we entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $500,000, on an unsecured basis and bearing no interest. The Fifth Eternal Loan was available to be drawn down in four installments: $150,000 on April 12, 2023, $125,000 on May 3, 2023, $125,000 on June 3, 2023, and $100,000 on July 3, 2023. The maturity date is December 31, 2026, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Fifth Eternal Loan Amendment. As of March 31, 2026 and December 31, 2025, the outstanding balance of the Fifth Eternal Loan was $500,000 and no interest was accrued.

On November 1, 2023, we entered into a loan agreement with Eternal in the principal amount of up to $335,000 on an unsecured basis and bearing no interest. The Sixth Eternal Loan was available to be drawn down from November 1, 2023. The maturity date is December 31, 2026, or if earlier, the date of the consummation of the initial Business Combination, as amended by the Sixth Eternal Loan Amendment. In the event we do not repay the Sixth Eternal Loan within 10 days of the consummation of the initial Business Combination of us, we will pay an interest of five percent (5%) per month to Eternal until the date of repayment of the Sixth Eternal Loan. As of March 31, 2026 and December 31, 2025, the outstanding balance of the Sixth Eternal Loan was $335,000 and no interest was accrued.

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

On August 5, 2024, we entered into a loan agreement with Eternal for a loan facility in the principal amount of up to $1,500,000, on an unsecured basis and bearing no interest. The Seventh Eternal Loan was available for drawdown in unlimited number of installments in the period from August 3, 2024 to September 30, 2025. The final repayment date is December 31, 2026 or, if earlier, the date of the consummation of the initial Business Combination. As of March 31, 2026, we borrowed an additional $283,460, beyond the initial terms of the Seventh Eternal Loan. As of March 31, 2026 and December 31, 2025, the outstanding balance of the Seventh Eternal Loan was $1,783,460 and no interest was accrued.

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

From May 16, 2025 to December 31, 2025, Gluon Renewable Energies Limited made payments totaling $365,284 on behalf of the Company. These payments include, but are not limited to, the $50,000 deposits, made in arrears, for the March 2, 2025 and April 2, 2025 period, as required under the 2024 Extension Note. Other disbursements were for late vendor invoices and the insurance renewal. During the three months ended March 31, 2026, Gluon Renewable Energies Limited advanced a further $50,831 to the Company. As of March 31, 2026 and December 31, 2025, the outstanding balance of the loan from Gluon Renewable Energies Limited was $436,115 and $385,284, respectively, and $1 of interest was accrued.

GreenRock Loan

In the fourth quarter of 2025, GreenRock, a related party by virtue of common control, provided funding to the Company to allow it to meet certain costs and obligations pursuant to a loan agreement effective November 20, 2025. No interest was recognized under this loan agreement. As of March 31, 2026 and December 31, 2025, the amount owed to GreenRock was $89,686 and $89,686, respectively, and no interest was accrued. Additional funding was provided by GreenRock subsequent to March 31, 2026 (see Note 9).

Convertible Promissory Notes

On May 2, 2023, we issued the 2023 Extension Note in the aggregate principal amount of $900,000 to the Sponsor, which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2023 Extension. The Sponsor agreed to pay $75,000 per month until the completion of an initial Business Combination, commencing on May 2, 2023 and continuing through May 2, 2024 (or such earlier date as determined by our Board of Directors in its sole discretion). The 2023 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. Per the 2023 Extension Note, as amended, if we do not repay the 2023 Extension Note within five days of the maturity date, five percent (5%) interest per month will accrue on the unpaid principal balance until the 2023 Extension Note is fully repaid. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the Initial Public Offering. We have determined that the fair value of the 2023 Extension Note is par value. As of March 31, 2026 and December 31, 2025, the outstanding balance of the 2023 Extension Note was $900,000 and $900,000, respectively, and no interest was accrued.

On April 30, 2024, we issued the 2024 Extension Note in the aggregate principal amount of $600,000 to the Sponsor, which was deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2024 Extension. The Sponsor agreed to pay $50,000 per month that the Board of Directors decides to take to complete an initial Business Combination, commencing on May 2, 2024 and continuing through May 2, 2025 (or such earlier date as determined by our Board of Directors in its sole discretion). The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. At any time prior to the payment in full of the principal balance of the convertible promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of Conversion Warrants at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the Initial Public Offering. We have determined that the fair value of the 2024 Extension Note is par value. As of March 31, 2026 and December 31, 2025, the outstanding balance of the 2024 Extension Note was $600,000 and $600,000, respectively, and no interest was accrued.

On June 20, 2025, we issued the 2025 Extension Note in the aggregate principal amount of $107,623.44 to the Sponsor, which will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the 2025 Extension. The Sponsor agreed to pay $0.04 per unredeemed share per month that the Board of Directors decides to take to complete an initial Business Combination, commencing on May 2, 2025 and continuing through November 2, 2025 (or such earlier date as determined by our Board of Directors in its sole discretion). The 2025 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. As of March 31, 2026 and December 31, 2025, $17,937 had been drawn under the 2025 Extension Note.

Administrative Service Fee

We entered into the Administrative Services Agreement with the Sponsor on April 27, 2022, pursuant to which the Sponsor performed certain services for us for a monthly fee of $10,000. On May 2, 2022, the Sponsor entered into an assignment agreement with Gluon Group, an affiliate of our Company, to provide the services detailed in the Administrative Service Agreement. Per Regnarsson, our Chief Executive Officer and a director, is the Managing Partner of Gluon. As of March 31, 2026 and December 31, 2025, $45,187 and $45,187 has been paid to Gluon Group for such services and an additional $448,941 and $418,941, respectively, has been accrued.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Our critical accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies”, of the unaudited consolidated financial statements contained elsewhere in this Report.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Certifying Officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective at the reasonable assurance level as of March 31, 2026, due to the material weaknesses identified as follows:

1.	Timeliness of periodic reporting. As a company with a small finance team and no operating business, we rely on a limited number of personnel to prepare our periodic reports. During 2026 these personnel were also responsible for a significant volume of other activity, including work on our proposed business combination with GreenRock. As a result, our financial close and reporting process did not operate with sufficient capacity to complete our periodic reports within the required time periods. Our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026 were not filed within the required time periods specified in the SEC’s rules and forms.

2.	Documentation and approval of related party transactions. Our controls were not designed to ensure that related party transactions were formally documented, and their approval evidenced, on a timely basis in accordance with our Related Party Transaction Policy. Certain loans from related parties during the year were known to and approved by Board members at the time they were made. However, they were not formally documented until after March 31, 2026. The related party loans are correctly disclosed as such in the financial statements included in this Report.

Management is redesigning and implementing existing and additional controls to remediate these material weaknesses. Notwithstanding the identified material weaknesses and management’s assessment that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2026, management believes that the interim financial statements and footnote disclosures included in this Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, cash flows and disclosures as of and for the periods presented in accordance with generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

Other than as discussed above, during the quarter ended March 31, 2026, there have been no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Beginning with the quarter ended March 31, 2026, we improved our period-end close procedures to ensure that appropriate supplier reconciliations were performed to properly capture invoices in the relevant period. No cut-off errors have been identified in our financial statements for the quarter ended March 31, 2026.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) Annual Reports on Form 10-K for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, as filed with the SEC on October 16, 2026, June 25, 2025 and March 18, 2024, respectively, and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2025, September 30, 2024, and September 30, 2023, as filed with the SEC on September 25, 2025, November 14, 2024, November 14, 2023 and amended on March 15, 2024, respectively, and (iv) definitive proxy statements on Schedule 14A, as filed with the SEC on October 15, 2026. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to GreenRock and the GreenRock Business Combination, please see the Registration Statement on Form F-4 filed by Pubco in connection with the GreenRock Business Combination on January 26, 2024, as amended on February 17, 2026 and as may be further amended from time to time.

We did not file certain of our periodic reports with the SEC within the time periods prescribed by the SEC’s rules, which could adversely affect us.

We did not file our Annual Report on Form 10-K for the year ended December 31, 2025 or this Report within the time periods prescribed by the SEC’s rules, and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 has not yet been filed. Until we have filed all of our required periodic reports, we will not be current in our reporting obligations under the Exchange Act. Our failure to file our periodic reports on a timely basis could subject us to enforcement action by the SEC, could affect the quotation of our securities on the OTC Markets, could delay the GreenRock Business Combination and could adversely affect investor confidence in us and our ability to raise capital. We intend to file our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 as soon as practicable; however, there can be no assurance that we will be able to do so, or that we will file our future periodic reports on a timely basis.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Report.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
2.1	Amendment to the Amended and Restated Agreement and Plan of Merger, dated as of October 19, 2026, by and among ClimateRock, Holdings, SPAC Merger Sub, Company Merger Sub and GreenRock.(Incorporated by reference to the Current Report on Form 8-K the Company filed on October 20, 2026)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 20, 2026	CLIMATEROCK

	By:	/s/ Per Regnarsson
Per Regnarsson
Chief Executive Officer

	By:	/s/ Michael Geary
Michael Geary
Chief Financial Officer
(Principal Financial and Accounting Officer)